Form 10-Q
period 1997-09-30
STONEVILLE INSURANCE CO
filed 1997-12-23
CIK 1036506

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20459

                                       FORM 10-QSB


                       Quarterly Report Under Section 13 or 15 (d) of the
                                 Securities Exchange Act of 1934

For the quarter ended September 30, 1997      Commission File Number 333-24739

                              STONEVILLE INSURANCE COMPANY
                   (Exact name of registrant as specified in its charter)

                     Mississippi                         72-1341156
          (State or other jurisdiction of            (I.R.S. Employer
          incorporation of organization)            Identification No.)

                 Registrant's telephone number:  (601) 352-7817

                                         No Change
                   Former name, former address and former fiscal year,
                              if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

                                                  Yes         No    X

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            Class                        Outstanding at December 15, 1997

Common stock ($1.00 par value)                     0 shares

     Stoneville Insurance Company (the "Company") and Delta Agricultural and Industrial Trust, a Mississippi workers' compensation self insurance trust
(the "Trust"), entered into a Plan and Agreement of Reorganization and Conversion of the Trust (the "Plan"), which was adopted and approved by the Trust's Board of Trustees on March 20, 1997 and amended September 11, 1997. Pursuant to the Plan: (i) the Trust will transfer substantially all its assets and liabilities (other than insurance liabilities) to Stoneville Insurance Company (the "Company"); (ii) in exchange for the contribution of such assets and liabilities by the Trust to the Company, the Company will issue shares of its common stock, $1.00 par value to the Trust; and (iii) the Trust will dissolve and distribute its assets (common stock of the Company) in a liquidating distribution to former members of the Trust. In connection with the Plan, the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-4 (File No. 333-24739), which became effective on November 12, 1997. As a result, the Company became subject to the reporting requirements under Section 15(d) of the Securities Exchange Act of 1934. For additional information see "Part II, Item 5."





                     PART I:  FINANCIAL INFORMATION

Delta Agricultural and Industrial Trust Financial Statements


Balance Sheets
  September 30, 1997 and December 31, 1996


Statements of Revenue and Expense
  Three Months Ended September 30, 1997 and 1996
  Nine Months Ended September 30, 1997 and 1996


Statements of Changes in Trust Equity
   Twelve Months Ended December 31, 1996
   Nine Months Ended September 30, 1997


Statements of Cash Flows
   Nine Months Ended September 30, 1997 and 1996


Notes to Financial Statements

Stoneville Insurance Company Financial Statements


Balance Sheets
  September 30, 1997 and December 31, 1996


Statements of Income
  Three Months Ended September 30, 1997 and 1996 Nine Months Ended September 30, 1997 and 1996


Statements of Changes in Stockholders' Equity
   Period Ended December 31, 1996
   Nine Months Ended September 30, 1997


Statements of Cash Flows
   Nine Months Ended September 30, 1997 and 1996


Notes to Financial Statements

DELTA AGRICULTURAL AND INDUSTRIAL TRUST Balance Sheets As of September 30, 1997 and December 31, 1996

                                             September 30,        December 31,
Assets                                           1997                 1996
                                              ----------           ----------
Investments:
Trading securities (at fair value)
   Equity securities                               $247           $1,696,944
Securities available-for-sale (at fair
value)
  Fixed maturities (amortized cost -          1,557,931            1,141,504
$1,551,714 and $1,150,740)
Securities held-to-maturity (at amortized
cost)
   Fixed maturities (fair value - $0 and              0              522,884
$521,940)                                    ----------            ---------
Total Investments                             1,558,178            3,361,332

Cash and Cash Equivalents                     1,918,802            1,359,965
Notes receivable                                 20,000               20,000
Accrued interest receivable                      37,835               52,410
Reinsurance receivables, net of                 660,986              660,986
uncollectible amounts
Excess insurance premium overpayment             89,860               89,860
Capital equipment leases at cost less
  accumulated depreciation of $14,191 and         9,903               13,517
$9,775
Prepaid expenses                                  9,983               21,798
Deferred Tax Asset                              122,325              152,862
Other assets                                        575                  575
                                             ----------            ---------

Total Assets                                 $4,428,447           $5,733,305
                                             ==========           ==========


Liabilities and Trust Equity
Liabilities
Reserve for losses and loss adjustment       $1,709,753           $2,834,220
expenses
Unearned premiums                                     0                    0
Reserve for premium adjustment                  321,691              384,863
Accounts payable and accrued liabilities         48,583               56,290
Capital lease obligations                         2,193                4,038
                                             ----------           ----------
Total Liabilities                             2,082,220            3,279,411
                                             ----------           ----------

Trust Equity
Retained earnings                             2,340,010            2,463,130
Net unrealized gain(loss) on securities
  available for sale, net of deferred taxes       6,217              (9,236)
                                             ----------           ----------
Total Trust Equity                            2,346,227            2,453,894
                                             ----------           ----------

Total Liabilities and Trust Equity           $4,428,447           $5,733,305
                                             ==========           ==========







See notes to financial statements.



DELTA  AGRICULTURAL & INDUSTRIAL  TRUST
Statements of Revenue and Expenses Nine
Months Ended September 30, 1997 and 1996



                                                    Three                               Nine
                                                    Months                             Months
                                                    Ended                              Ended
 `                                     --------------------------            ------------------------
                                                  September                            September
                                                      30,                                 30,
                                       --------------------------            ------------------------
                                            1997             1996                 1997         1996
                                       --------------------------            ------------------------
Revenue
Premiums earned                               $0           $9,815                   $0     $2,137,150
Premiums ceded                                 0                0                    0       (89,860)
                                       --------------------------            ------------------------
Net premiums earned                            0            9,815                    0      2,047,290
Investment income                         48,005           76,601              139,449        224,184
Net realized gains and
(losses) on
  securities                                              (4,199)                    0        (3,216)
available-for-sale
Other                                    (9,958)        (412,703)             (19,073)      (455,722)
                                       --------------------------            ------------------------

Total Revenue                             38,047        (330,486)              120,376      1,812,536
                                       --------------------------            ------------------------

Expenses
Loss and loss adjustment                       0                0                    0      1,248,334
expenses
Service company fees                           0                0                    0        299,322
Regulatory fees                            5,751            7,137               17,253         21,411
General expenses                         109,017           67,723              292,777        309,179
                                       --------------------------            ------------------------

Total Expenses                           114,768           74,860              310,030      1,878,246
                                       --------------------------            ------------------------

Excess Revenue over
Expenses
  Before Income Tax                     (76,721)        (405,346)            (189,654)       (65,710)
Provision

Provision (benefit) for                 (26,045)            3,099             (66,534)        125,615
                                       --------------------------           -------------------------
income taxes

Excess Revenue over                    ($50,676)       ($408,445)           ($123,120)     ($191,325)
Expenses
                                       ==========================           =========================

See notes to financial statements.





DELTA AGRICULTURAL AND
INDUSTRIAL TRUST
Statements of Changes in
Trust Equity
For Periods Indicated


                                                                  Unrealized
                                                                    Gain
                                                                   (Loss)
                                                                     on                             Total
                                                                   Available
                                    Trust                           for Sale                        Trust
                                   Equity                         Securities                       Equity
                                 ----------                       ----------                      ----------
Balance, December 31,            $2,432,888                        ($67,160)                      $2,365,728
1995

Change in net unrealized                                              57,924                          57,924
gain (loss)

Excess revenue over                  30,242                                                           30,242
                                 ----------                       ----------                      ----------
expenses

Balance, December 31,             2,463,130                          (9,236)                       2,453,894
1996

Change in net unrealized                                              15,453                          15,453
gain (loss)

Excess revenue over               (123,120)                                                        (123,120)
expenses
                                 ----------                       ----------                      ----------

Balance, September 30,           $2,340,010                           $6,217                      $2,346,227
1997
                                 ==========                       ==========                      ==========


See notes to financial statements.


DELTA AGRICULTURAL AND
INDUSTRIAL TRUST
Statements of Cash Flows
Nine Months Ended
September 30, 1997 and
1996

                                        September                  September
                                           30,                        30,
                                         1997                        1996
                                       -----------                ----------
Cash Flows From Operating
Activities
  Excess revenue over                   ($123,120)                ($191,325)
expenses
  Adjustments to
reconcile net income
(loss) to net
    cash provided by
operating activities:
        Realized loss or (gain)             19,073                   458,937
        on sale of assets
        Depreciation expense                 3,614                     3,614
        Net proceeds                     1,676,780                   260,456
        (purchases) of trading
        securities
        Deferred income tax               (66,534)                   125,615
        expense (benefit)
        Decrease (increase) in             111,646                 1,238,241
        receivables
        Decrease (increase) in              11,815                  (97,869)
        prepaid expenses
        Increase (decrease) in
        reserve for losses and
          loss adjustment              (1,124,467)                 (170,450)
        expenses
        Increase (decrease) in
        accounts payable and
          other liabilities               (70,879)               (1,688,273)
                                       -----------               -----------
Net Cash Provided by                       437,928                  (61,054)
Operating Activities
                                       -----------               -----------

Cash Flows From Investing
Activities
  Proceeds from sales of                     2,067                 1,187,012
available-for-sale
securities
  Purchases of                           (587,775)               (1,846,221)
available-for-sale
securities
  Proceeds from                            422,220                         0
maturities of
held-to-maturity
securities

  Transfer from                            286,242                   255,492
held-to-maturity to cash
equivalents
  Capital expenditures                           0                   (1,553)
                                       -----------                ----------
Net Cash Provided by                       122,754                 (405,270)
Investing Activities
                                       -----------                ----------

Cash Flows From Financing
Activities
  Principal payments                       (1,845)                   (4,520)
under capital lease
obligations
                                        ----------                ----------
Net Cash Used in                           (1,845)                   (4,520)
Financing Activities
                                        ----------                ----------

Net Increase (Decrease)
in Cash and
  Cash Equivalents                         558,837                 (470,844)

Cash and Cash                            1,359,965                 1,240,298
Equivalents, beginning of
period
                                        ----------                ----------

Cash and Cash                           $1,918,802                  $769,454
Equivalents, end of
period
                                        ==========                ==========






See notes to financial statements.

Delta Agricultural and Industrial Trust

Notes to Financial Statements
Quarters Ended September 30, 1997 and 1996



1.       Basis of Presentation

         These interim financial statements have been prepared on the basis of accounting principles used in the annual financial statements ended December 31, 1996, and must be read in conjunction with the 1996 statements. In the opinion of management, the accompanying interim unaudited financial statements contain all adjustments necessary for a fair statement of financial position and results of operations of the Trust for the interim periods.


2.       Plan of Reorganization and Conversion

         A Plan and Agreement of Reorganization and Conversion was entered into March 20, 1997 and amended September 11, 1997 by and between
         Delta Agricultural and Industrial Trust and Stoneville Insurance Company whereby the Trust will transfer all of its existing assets and liabilities (except insurance liabilities) to Stoneville in exchange for stock in Stoneville. The Trust will then be liquidated and dissolved with the stock of Stoneville being distributed to its former members in accordance with the terms outlined in the Plan.

         The effective date of the Plan will be the close of the last business day of the month in which all of the conditions precedent have been satisfied. The conditions to be satisfied are: (i) Reinsurance Agreement is in effect in which the Trust and its successors or assigns are relieved of any and all claims obligations of the Trust and (ii) dissenters' rights under the plan shall not have been perfected by holders of more than 20% of Trust Units. If either of these two conditions are not met, the Plan will not proceed. For additional information see "Part II, Item 5."


3.       Operations of the Trust

         The Trust discontinued writing workers' compensation insurance for its members effective July 1, 1996 as part of an agreement established with a commercial carrier to help lower premiums to members. As a result, the Trust has been inactive in the workers compensation insurance market since that time.

STONEVILLE INSURANCE COMPANY
Balance Sheets
September 30, 1997 and December 31, 1996

                                               September 30,        December 31,
                                                   1997                 1996
                                                ----------            --------
Assets
Cash in Bank                                      17,684              $19,970
Deposits                                           1,700                    0
                                                ----------           ---------

Total Assets                                     $19,384              $19,970
                                                ==========           =========


Liabilities
Notes Payable                                    $20,000              $20,000
Accrued Interest Payable                           1,305                  407
                                                 --------            ---------

Total Liabilities                                 21,305               20,407
                                                 --------            ---------

Stockholders' Equity
Common Stock                                           0                    0
Retained Earnings                                (1,921)                (437)
                                                ---------            ---------

Total Stockholders' Equity                       (1,921)                (437)
                                                ---------            ---------

Total Liabilities and Stockholders' Equity       $19,384              $19,970
                                                =========            =========


See Notes to Financial Statements.



STONEVILLE INSURANCE COMPANY
Statements of Income
Nine Months Ended September 30,
1997 and 1996*

                                            Three Months                           Nine Months
                                                Ended                                  Ended

                                              September                              September
                                                 30,                                    30,
                                     ------------------------               ------------------------
                                        1997           1996*                    1997          1996*
                                     ------------------------               ------------------------


Revenue                                   $0            $0                        $0            $0
                                     ------------------------               ------------------------


Expenses
General Administrative                   586             0                       586             0
Interest Expense                         310             0                       898             0
                                     -----------------------                -----------------------

Total Expenses                           896             0                     1,484             0
                                     -----------------------                -----------------------

Net Income                            ($896)            $0                  ($1,484)            $0
                                     =======================                ========================


     * The Company had no activity during this period in 1996.

See notes to financial statements.


STONEVILLE INSURANCE COMPANY
Statements of Changes in
Stockholders' Equity
For Periods Indicated




                                                                     Total
                                    Common        Retained       Stockholders'
                                     Stock        Earnings          Equity
                                    ------        --------         -----------
Balance, September 1, 1996              $0              $0                $0

Net income (loss)                                    (437)             (437)
                                    ------        --------         -----------

Balance, December 31, 1996               0           (437)             (437)

Net income (loss)                                  (1,484)           (1,484)
                                    ------        --------         -----------

Balance, September 30, 1997             $0        ($1,921)          ($1,921)
                                    ======        ========         ===========


See notes to financial statements.

STONEVILLE INSURANCE COMPANY
Statements of Cash Flows
Nine Months Ended September 30, 1997
and 1996

                                             September 30,        September 30,
                                                 1997                 1996
                                              ------------        -------------
Cash Flows From Operating Activities
  Excess revenue over expenses                  ($1,484)                     $0
  Adjustments to reconcile net income
(loss) to net cash provided by
operating activities:
           Increase in                           (1,700)
           other assets
           Increase                                  898                      0
           (decrease) in
           accrued
           liabilities
                                              -----------         -------------
Net Cash Provided by Operating                   (2,286)                      0
Activities
                                              -----------         -------------

Cash Flows From Investing Activities                   0                      0
                                              -----------         -------------

Cash Flows From Financing Activities
  Net proceeds from borrowing                          0                 20,000
                                              -----------         -------------
Net Cash Provided by Financing                         0                 20,000
Activities
                                              -----------         -------------

Net Increase (Decrease) in Cash and
  Cash Equivalents                               (2,286)                 20,000

Cash and Cash Equivalents, beginning of           19,970                      0
period
                                              -----------         -------------

Cash and Cash Equivalents, end of                $17,684                $20,000
period
                                              ===========         =============


See notes to financial statements.

Stoneville Insurance Company

Notes to Financial Statements
Quarters Ended September 30, 1997 and 1996



1.       Basis of Presentation

         These interim financial statements have been prepared on the basis of accounting principles used in the annual financial statements ended December 31, 1996, and must be read in conjunction with the 1996 statements. In the opinion of management, the accompanying interim unaudited financial statements contain all adjustments necessary for a fair statement of financial position and results of operations of the Company for the interim periods.


2.       Plan of Reorganization and Conversion

         A Plan and Agreement of Reorganization and Conversion was entered into March 20, 1997 and amended September 11, 1997 by and between
         Stoneville Insurance Company and Delta Agricultural and Industrial Trust whereby the Trust will transfer all of its existing assets and liabilities (except insurance liabilities) to Stoneville in exchange for stock in Stoneville. The Trust will then be liquidated and dissolved with the stock of Stoneville being distributed to the former members of the Trust in accordance with the terms outlined in the Plan.

         The effective date of the Plan will be the close of the last business day in the month in which all of the conditions precedent have been satisfied. The conditions to be satisfied are: (i) Reinsurance Agreement is in effect in which the Trust and its successors or assigns are relieved of any and all claims obligations of the Trust and (ii) dissenters rights under the plan shall not have been perfected by holders of more than 20% of Trust Units. If either of these two conditions are not met, the Plan will not proceed. For additional information see "Part II, Item 5."



3.       Operations of the Company

         Stoneville Insurance Company was formed in 1996 to become the successor to the Delta Agricultural and Industrial Trust, a Mississippi self-funded workers compensation trust. The Company has been inactive in anticipation of the effective date of the Plan and Agreement of Reorganization and Conversion described in Note 2.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Stoneville Insurance Company

Financial Condition - September 30, 1997 Compared to December 31, 1996

         Total stockholders' equity decreased by $1,484 from $(437) at December 31, 1996 to $(1,921) at September 30, 1997. This decrease was caused by a net loss from operations of $1,484 for the first nine months of 1997.

         Stoneville Insurance Company has been virtually inactive since its inception. The Company was formed to be the successor to Delta Agricultural and Industrial Trust in a reorganization and conversion that is expected to be completed by the end of 1997.




Results of Operations - Third Quarter 1997 Compared to Third Quarter 1996

         Except for certain administrative expenditures paid with funds borrowed from Delta Agricultural and Industrial Trust, Stoneville has been inactive since its inception. There was no income or expense during the quarter ended September 30, 1996. Interest expense and general expenses in the amounts of $310 and $586 respectively were incurred during the quarter ended September 30, 1997. A net loss of $896 was sustained for the quarter ended September 30, 1997 with no net income or loss for the same quarter in 1996.




Results of Operations - Nine Months ended September 30, 1997 Compared to Nine
                        Months Ended September 30, 1996

         Stoneville was formed in the third quarter of 1996 and, except for certain general expenses and interest expense, has had no activity since that time. There was no income or expense for the period ended September 30, 1996. Interest expense in the amount of $898 and general expenses of $586 were incurred during the period ended September 30, 1997, creating a net loss of $1,484 for the nine months ended September 30, 1997 compared to no net income or loss for the period ended September 30, 1996.



Delta Agricultural and Industrial Trust (the "Trust")


Financial Condition - September 30, 1997 Compared to December 31, 1996

         Total Trust equity decreased by $107,667 or 4.4% from $2,453,894 at December 31, 1996 to $2,346,227 at September 30, 1997. This decrease was caused by a net loss from operations of $123,120 for the first nine months of 1997 and an increase in unrealized gain on securities available-for-sale of $15,453. Unrealized gain or loss on securities available-for-sale increased from $(9,236) at December 31, 1996 to $6,217 at September 30, 1997.

         Total assets decreased by $1,304,858 or 22.8% at September 30, 1997 compared to December 31, 1996. Cash and investments decreased a total of $1,244,317 during the nine months ended September 30, 1997 due primarily to the payment of workers' compensation claims incurred in earlier periods and the absence of collected premiums during the nine months ended September 30, 1997.

         Total liabilities decreased by $1,197,191 or 36.5% at September 30, 1997 compared to

December 31, 1996. A decrease in the reserve for losses and loss adjustment expenses in the amount of $1,126,467 accounted for most of the decrease in liabilities. This was due to the payment of claims incurred in prior years, the absence of new claims and limited adverse development of old claims.

         The Trust plans to fund an assumption reinsurance agreement executed in September, 1997 with a commercial insurance carrier which will relieve the Trust and any of its successors or assigns from any and all workers' compensation claim obligations. It is anticipated that the agreement will be funded at the end of December, 1997. The funding of such agreement will eliminate the liability for losses and loss adjustment expenses and decrease cash and investments. The transaction will also decrease Trust equity by approximately $500,000.

         It is anticipated that the Trust will transfer all of its assets and liabilities (except insurance liabilities) to Stoneville Insurance Company in late December, 1997 in exchange for stock in Stoneville. The Trust will then be liquidated and dissolved by distributing the Stoneville Stock to its former members in accordance with the Plan and Agreement of Reorganization and Conversion.


Results of Operations - Third Quarter 1997 Compared to Third Quarter 1996

         The Trust experienced a net loss of $50,676 for the third quarter of 1997 compared to a net loss of $408,445 in the third quarter of 1996. Investment income of the Trust decreased from $76,601 in the third quarter of 1996 to $48,005 in the third quarter of 1997. This decrease was a result of having less cash to invest due to the elimination of premium revenue effective July 1, 1996 as discussed below, and the continued payment of existing claims and administrative expenses. In the third quarter of 1996 the Trust realized a loss in the value of trading securities in the amount of $412,703 compared to a loss of $9,958 for the same period in 1997. General expenses increased from $67,723 in the third quarter of 1996 to $109,017 in 1997. This increase is due primarily to the cost of the reorganization and conversion of the Trust which is expected to be completed by the end of 1997. The Trust recognized an income tax benefit for the quarter ended September 30, 1997 in the amount of $26,045 compared to a tax provision for the same quarter in 1996 of $3,099. The Trust was unable to reduce its taxable income as of September 30, 1996 by the amount of its net capital losses and the possibility of recognizing a future benefit from such losses appears remote.








Results of Operations - Nine Months ended September 30, 1997 Compared to Nine
                        Months Ended September 30, 1996

         The Trust experienced a net loss of $123,120 in the nine months ended September 30, 1997 compared to a net loss of $191,325 in the nine months ended September 30, 1996. The loss in 1997 is attributable to the elimination of premium revenue coupled with a decrease in investment income and the continued costs of reorganization and conversion. Premium revenue was eliminated effective July 1, 1996 when Trust management determined that interests of the members of the Trust would best be served by entering into an arrangement with a commercial insurance carrier whereby the commercial carrier would begin writing the workers compensation coverage for Trust members. Investment income decreased as a result of having less cash available for investment. Less cash was available as a result of the elimination of premium revenue and the continued payment of existing claims and general expenses. There were no loss and loss adjustment expenses or service company fees incurred during the nine months ended September 30, 1997 since there was no coverage provided to members by the Trust during this period. Regulatory fees decreased from $21,411 in the nine months ended September 30, 1996 to $17,253 in the same period in 1997. These fees decreased due to the decreased activity of the Trust in the workers' compensation market during the last half of 1996. An income tax benefit is provided for the nine months ended

September 30, 1997 in the amount of $66,534 as a result of a net taxable loss during the period. For the same period in 1996, there is a tax provision of $125,615 due primarily to the Trust's inability to use the capital loss on the sale of trading securities to reduce its taxable income.

         The net loss for the nine months ended September 30, 1996 was attributable primarily to the decline in value of trading securities in the amount of $455,722.

                           PART II: OTHER INFORMATION

Item 1 - Legal Proceedings

There have been no material changes to the legal proceedings described in the Company's Registration Statement on Form S-4 (File Number 333-24739).

Item 2 - Changes in Securities

None


Item 3 - Defaults Upon Senior Securities

None


Item 4 - Submission of Matters to a Vote of Security Holders


Item 5 - Other Information

The Company and the Trust entered into a Plan and Agreement of Reorganization and Conversion of the Trust (the "Plan"), which was adopted and approved by the Trust's Board of Trustees on March 20, 1997 and amended September 11, 1997. Pursuant to the Plan: (i) the Trust will transfer substantially all its assets and liabilities (other than insurance liabilities) to Stoneville Insurance Company (the "Company"); (ii) in exchange for the contribution of such assets and liabilities by the Trust to the Company, the Company will issue shares of its common stock, $1.00 par value to the Trust; and (iii) the Trust will dissolve and distribute its assets (common stock of the Company) in a liquidating distribution to former members of the Trust. The Plan provided dissenters' rights to members of the Trust. The time for the exercise of dissenters' rights has elapsed and no Trust member has exercised dissenters' rights. It is anticipated that the Plan will be consummated effective December 31, 1997.

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number          Description
--------------          -----------

     2 Plan and Agreement of Reorganization and Conversion of the Trust, as amended September 11, 1997. This document was filed as Exhibit 2.1 to the Company's Registration Statement on Form S-4
                         (File No. 333-24739)and is incorporated by reference herein.

     3.1 Articles of Incorporation of the Company. This document was filed as Exhibit 3.1 to the Company's Registration Statement on Form S-4
                         (File No. 333-24739) and is incorporated by reference herein.

     3.2                 Bylaws of the Company.  This document was filed as
                         Exhibit 3.2 to the Company's Registration Statement on Form S-4 (File No. 333-24739)and is incorporated by reference herein.

     10.1 Assumption Reinsurance Agreement, dated March 20, 1997 between the Trust, Continental, and the Company. This document was filed as Exhibit 10.1 to the Company's Registration Statement on Form S-4 (File No. 333-24739) and is incorporated by reference herein.

     10.2 Insurance Placement Agreement dated as of June 10, 1996 between the Trust, TIG and TIG Reinsurance Company. This document was filed as Exhibit 10.2 to the Company's Registration Statement on Form S-4 (File No. 333-24739) and is incorporated by reference herein.

     10.3 Representative Agreement dated as of July 1, 1996 between Mississippi Risk Management, Inc. and the Trust. This document was filed as Exhibit 10.3 to the Company's Registration Statement on Form S-4 (File No. 333-24739) and is incorporated by reference herein.

     10.4 Assignment and Assumption Agreement dated as of March 20, 1997 between the Trust and the Company. This document was filed as Exhibit 10.4 to the Company's Registration Statement on Form S-4
                         (File No. 333-24739) and is incorporated by reference herein.

     10.5 Amendment Number One, dated September 5, 1997, to Assumption Reinsurance Agreement between the Trust, Continental, and the Company. This document was filed as Exhibit 10.5 to the Company's Registration Statement on Form S-4 (File No. 333-24739) and is incorporated by reference herein.

     27 Stoneville Insurance Company Financial Data Schedule for Nine Months Ended 9/30/97.


(b) No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                          STONEVILLE INSURANCE COMPANY


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     STONEVILLE INSURANCE COMPANY
                                              (Registrant)



DATE: December 23, 1997              /s/ Harry E. Vickery
                                     --------------------------------------
                                     President and Chief Accounting Officer