Form 10KSB
period 1997-12-31
STONEVILLE INSURANCE CO
filed 1998-03-31
CIK 1036506

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   FORM 10-KSB

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997 or
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                            Commission file number         333-24739

                          STONEVILLE INSURANCE COMPANY
        -----------------------------------------------------------------
             (exact name of Registrant as specified in its charter)

            MISSISSIPPI                           72-1341156
-------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Identification Number)
 incorporation of organization)

633 North State Street, Suite 200, Jackson, Mississippi        39202-7817
-------------------------------------------------------      --------------
(Address of principal executive offices)                       (Zip Code)

Registrants telephone number, including area code: (601-352-7817)
                                                  -----------------
Securities registered pursuant to section 12(g) of the Act:      None
                                                             ------------

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ( X ) No ( )

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act if 1934 during the preceding 12 months (or for such shorted period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ( X ) NO ()

         Issuer's revenues for the most recent fiscal year: $401,873

         Aggregate market value of equity held by non-affiliates: To the issuer's knowledge there has never been a sale of its common stock or any bid or asked prices of such stock.

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                  Class                      Outstanding at March 27, 1998
         Common stock, $1.00 par value                503,384  Shares


                       DOCUMENTS INCORPORATED BY REFERENCE

                                 Not Applicable

                          STONEVILLE INSURANCE COMPANY
                                    FORM 10-KSB

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

Organization and Purpose

         Stoneville Insurance Company (the "Company") was formed to become the successor of Delta Agricultural and Industrial Trust, a Mississippi workers' compensation self insurance trust (the "Trust") pursuant to a Plan and Agreement of Reorganization and Conversion of the Trust (the "Plan"), which was effective at the close on business on December 31, 1997. Pursuant to the Plan: (i) the Trust transferred substantially all its assets and liabilities (other than insurance liabilities) to the Company; (ii) in exchange for the contribution of the such assets and liabilities by the Trust to the Company, the Company issued shares of common stock of the Company ( "Stock") to the Trust; and (iii) the Trust liquidated and distributed to former members of the Trust ("Former Members") one (1) share of Company Stock for each Trust Unit ($4.00 of value of Trust equity) allocable to such Former Member (collectively, the "Liquidating Distribution").

         On January 1, 1998, the Company was licensed by the Mississippi Department of Insurance to write workers' compensation insurance in the State of Mississippi.

Background

         The Trust was formed under a Trust Agreement dated August 1, 1991, by members of the Delta Council of Stoneville, Mississippi, as a response to the unavailability of workers' compensation insurance at reasonable prices. The Trust was originally organized to provide workers' compensation insurance to cotton gin owners, but subsequently expanded its workers' compensation insurance activities. From the beginning of the Trust through June 30, 1996, the Trust sold its workers' compensation insurance through a nonexclusive network of agents. With the inception of the Commercial Program (described below), the Trust ceased providing direct insurance coverage and arranged for the Trust's agent network to place its insureds with a commercial insurer in accordance with a program jointly designed by the Trust and the commercial insurer.

         Effective July 1, 1996, pursuant to an Insurance Placement Agreement by and between the Trust, TIG and TIG Reinsurance Company (the "Insurance Placement Agreement") the Trust ceased writing workers' compensation insurance directly and moved the persons who wished to maintain their affiliation with the Trust to the Trust's Commercial Program. Under the Commercial Program, TIG (an "A" (Excellent) rated commercial insurance company according to the A.M. Best Company), provided workers' compensation insurance primarily to former members of the Trust and other persons through the Trust's network of agents.

         The Trust created the Commercial Program in order to allow its insureds to take advantage of the lower rates being offered by commercial insurers while preparing the Trust for conversion to a Mississippi domestic stock insurance company, which the Board of Trustees believes will best assure long term availability of reasonably priced workers' compensation insurance. The Insurance Placement Agreement provided that the Trust (or the Company as the Trust's successor) may provide reinsurance with respect to policies issued by TIG under the Commercial Program. The Company has not yet exercised this right, but may do so in the future.

         As part of the creation of the Commercial Program, the Trust also entered into a Representative Agreement (the "Representative Agreement") with MRM Underwriters, Inc. ("MRM") by which MRM acts as the Trust's representative for marketing the Commercial Program and allocates to the Company, Inc. certain amounts for oversight and administration of the Commercial Program and the Trust's operations. MRM is responsible for marketing the program as a general agent of TIG and for overall administration of the program. The Company is responsible for sending bills, collections, liaison, program oversight, and obtaining association endorsements. Pursuant to the Representative Agreement, MRM receives 3.9% of the collected premiums generated by the Commercial Program. The Representative Agreement was entered into on July 1, 1996 and will continue until terminated. The Representative Agreement shall automatically terminate with no notice required upon (i) the bankruptcy, receivership, assignment for the benefit of creditors or similar action of MRM or the commencement of any such proceedings by or against MRM; (ii) the termination of the general agency relationship between TIG and MRM; or (iii) the termination of the Placement Agreement between TIG and the Trust for any reason. The obligations of the Trust under the Representative Agreement were assumed by the Company subsequent to the Conversion for the duration of the Commercial Program. MRM is controlled by David R. White, who is an officer and director of the Company.

Company Management's Plan of Operation

         The Company intends to concentrate its business activities on providing workers' compensation for businesses in the agricultural and industrial sectors in Mississippi and, in the future if desirable opportunities arise, in nearby states. Company management believes that it has a base of experience in agricultural workers' compensation risk (such as cotton gins) which is transferable to other states. In addition, so long as the Company is licensed as a workers' compensation insurer in Mississippi, it may participate under certain circumstances in workers' compensation programs similar to the those in Mississippi without licensure by such other states.

         The Company is a party to an Assumption Reinsurance Agreement dated as of March 20, 1997, with Continental Casualty Company ("Continental"), a member of the CNA Insurance Group. The Assumption Reinsurance Agreement was subsequently amended effective September 5, 1997. The CNA Insurance Group has a rating by the A. M. Best Company of "A" (Excellent). This rating applies to the group's nine-member intercompany pool which includes Continental. Under the Assumption Reinsurance Agreement, Continental assumed the Trust's insurance liabilities for the period through July 1, 1996, when the Trust ceased writing workers compensation insurance. Under the terms of the Assumption Reinsurance Agreement, the Company had the option to reinsure Continental with respect to the insurance which Continental directly assumed. The Company has exercised this option by providing written notice to Continental prior to the exercise date.

         The Company has also entered into a quota share reinsuirance agreement with Continental with respect to business written by Continental or affiliated companies under the program for the period from July 1, 1997 through September 1, 1998. The Company will reinsure a 25% share of this business. The Company will be required to collaterlize the agreement with a letter of credit totaling $100,000 per $1,000,000 of gross premium written under the program.

         In addition to the programs, the Company may develop workers' compensation insurance programs with other large carriers. It is anticipated that these programs will be structured in a manner similar to the programs described above, and the Company would participate as a reinsurer of the business written by the commercial carriers.

Investments

         Management of the Company's portfolio of investments is a significant part of the Company's business. The Company's investments are limited by statutes and other regulations which restrict a large portion of such investments to specific categories. The Company is expected to invest in securities and other investments authorized by applicable state laws and regulations and receive income from such investments in the form of interest, dividends and capital gains. The Company expects to follow an investment policy designed to maximize yield to the extent consistent with liquidity requirements and preservation of assets. The Company has retained Investek Capital Management, Inc. as its investment advisor. Investek currently manages over $1 billion and has substantial experience in investing funds of insurance companies.

Competition

         The insurance industry is characterized by competition primarily on the basis of price. However, availability and quality of products, quality and speed of service (including claims service), financial strength, distribution systems and technical expertise are also important elements of competition. Many of the Company's competitors are larger and have greater resources than the Company.

Employees

         The Company currently has 2 full-time employees.

Supervision and Regulation

         The Company is subject to regulation by the Department of Insurance although control over the delivery of benefits is generally under the purview of the Workers' Compensation Commission.

The primary  purpose of regulation by the  Department of Insurance is to provide safeguards for policyholders rather than to protect the interests of shareholders. The Department of Insurance has broad administrative powers relating to the licensing of insurers and their agents, the regulation of trade practices, transactions with affiliates, investments, deposits of securities, the form and content of financial statements, accounting practices, reporting requirements, sales literature, insurance policy forms and the maintenance of specified reserves and capital and surplus.

         Workers' compensation insurers such as the Company must maintain reasonable ratios between net written premiums and statutory surplus in order to be consistent with sound underwriting practices and requirements of insurance regulators and rating agencies. Accordingly, an insurance company's volume of net written premiums is limited by the amount of its statutory surplus. As the premium volume of the Company grows, its statutory surplus must also increase so that the ratio of net written premiums to statutory surplus does not become too high. The Company's objective is to maintain the ratio of net written premiums to statutory surplus within the maximum guidelines of the NAIC.

         Insurance companies are required by law to maintain reserves for claims. These reserves are intended to cover the probable ultimate cost of settling all claims incurred and unpaid, including those not yet reported. Reserves are determined by the Company in accordance with applicable law.
Reserves are monitored by the Company using a variety of techniques for analyzing claim cost and frequency data and other economic factors. Among other techniques, the Company periodically compares estimated and actual expenses for settled claims and adjust its reserve estimates, if necessary, on the basis of such comparisons. Claim reserves are estimates only, and it is possible that ultimate liability may exceed or be less than such estimates.

         Under Mississippi law, workers' compensation insurers must maintain a reserve for losses as well as a reserve for unearned premiums. The assets constituting the unearned premium reserve must be withdrawn from use by the Company for its general purposes and are gradually released over the life of the policy.

         Upon being licensed by the Department of Insurance, the Company automatically became a member of the Mississippi Insurance Guaranty Association (the "Guaranty Association"). The purpose of the Guaranty Association is to provide a mechanism for the payment of claims made by insureds against an insolvent insurer. The Association may assess insurers to pay the obligations of the Association in accordance with a statutory formula based on net direct premiums written.

         Upon being authorized by the Department of Insurance to write workers' compensation insurance in Mississippi, the Company was required to be a member of the Mississippi Workers' Compensation Assigned Risk Pool ("the "Pool") and to participate in the Mississippi Workers' Compensation Assigned Risk Plan (the "Plan"). The purpose of the Pool is to be a reinsurance mechanism for the Plan. The Pool may assess insurers to pay the obligations of the Pool in proportion to the insurers' direct net workers' compensation premium writings in Mississippi. So long as the Company does not directly write workers' compensation insurance, it will not be subject to assessment by the Pool.

         In a stock insurance company structure such as the Company's, there is no personal liability of the shareholders in the event the insurer becomes insolvent and is not able to pay claims. The claims are assumed by the Guaranty Association. This is in contrast to the joint and several liability of members of group self insurers such as the Trust.

ITEM 2.           DESCRIPTION OF PROPERTY

          Stoneville Insurance Company leases it principal executive offices located at 633 North State Street, Suite 200, Jackson, Mississippi. Management believes the offices are in good condition and adequate for the Company's foreseeable needs.

ITEM 3.           LEGAL PROCEEDINGS

         On April 21, 1997, the Trust initiated an arbitration proceeding with the National Association of Securities Dealers, Inc. ("NASD") Office of Dispute Resolution against Bear Stearns Securities Corp., Bear Stearns & Co; Axiom Capital Management, Inc.; Kevin Connors; and Mitchel Guttenberg (the "Securities Arbitration"). In the Securities Arbitration Statement of Claim, the Trust asks for $2,062,185 in actual and punitive damages as a result of improper trading on its account by the persons listed above. After initial discovery, Mitchel Guttenberg was voluntarily dismissed by the Trust. Discovery is continuing and the matter should be resolved by a three- person arbitration panel in June 1998.

         Following the Conversion, the Company succeeded to the Trust's claim in the Securities Arbitration. Other than the pending involvement of the Company in the Securities Arbitration as successor to the Trust, the Company is not involved in any pending legal proceeding nor are any material legal proceedings known by the Company to be contemplated by governmental authorities other parties, to which the Company is or might become a party.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not Applicable.


                                     PART II


ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

         There is no established public trading market for the Company's shares. Management of the Company is not aware of any trades of Company stock.

Holders

         As of March 27, 1998, there were 402 holders of record of Common Stock of the Company.

Dividends

         The Company has paid no dividends since its inception and there are no present plans to pay dividends. Under Mississippi law, the Company may pay cash dividends only from actual net surplus determined on a statutory basis. In addition, "extraordinary dividends" or "extraordinary distributions" may not be paid until thirty (30) days after the Commissioner of Insurance has received notice of the declaration thereof and has not within such period disapproved such payment, or the Commissioner has approved such payment within such thirty (30) day period. Extraordinary dividends or distributions are defined as any dividend or distribution of cash or other property whose fair market value together with that of other dividends or distributions made within the preceding twelve months exceeds the lesser of (i) ten percent (10%) of the Company's surplus as regards policyholders as of the December 31 next preceding, or (ii) the net income of such insurer, not including realized capital gains, for the twelve month period ending the December 31 next preceding, but shall not include pro-rata distributions of any class of the insurer's own securities. In determining whether a dividend or distribution is extraordinary, an insurer may carry forward net income from the previous two (2) calendar years that has not already been paid out as dividends.


ITEM 6.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS


                               SELECTED FINANCIAL DATA


The following selected financial data reflect operations of the Company since January 1, 1996 and have been derived from the financial statements examined by Richard L. Eaton, independent certified public accountant whose report with respect thereto appears elsewhere in this report.



Selected Financial Data
For the Years Ended December 31, 1997 and 1996


                                                                      1997                     1996
                                                              ------------------     ------------------
Earned Premium                                                $             0           $   2,077,351
Premium Ceded                                                               0                 (89,860)
Net Investment Income                                                 193,465                 296,669
Realized Gains and (Losses) available-for-sale
 securities                                                                 0                 (37,286)
Gain or (loss) on Disposition of Equipment                             (1,406)                      0
Other                                                                 209,814                (422,850)
                                                              ----------------          --------------

Total Revenue                                                 $       401,873           $   1,824,024
                                                              ================           =============


Net Income (Loss) Before Tax Provision                        $      (759,459)          $     128,573
                                                              ================          ==============

Net Income (Loss)                                             $      (474,439)          $      29,805
                                                              ================          ==============

Total Assets                                                  $     2,132,019           $   5,732,868
                                                              ================            ============

Total Liabilities                                             $       118,482           $   3,279,411
                                                              ================          =============



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Overview

         Stoneville Insurance Company (the "Company") is the successor to the Delta Agricultural and Industrial Trust, (the "Trust"), a Mississippi non-profit corporation which was liquidated and dissolved pursuant to the Plan of Reorganization and Conversion of the Trust (the "Plan) which became effective at the close of business on December 31, 1997. Under the Plan, the Trust transferred all of its existing assets and liabilities (other than insurance liabilities) to the Company in exchange for all of the stock of the Company. The stock was then distributed to former members of the Trust based on each former member's proportionate share of the equity of the Trust. Each former member received one share of stock for each Trust unit ($4.00 of value of trust equity) allocable to such former member.

         The insurance liabilities of the Trust were assumed by Continental Insurance Company ("Continental") as part of an Assumption Reinsurance Agreement (the "Agreement") entered into by the Trust and Continental. The Agreement provided that Continental would assume all of the existing insurance liabilities of the Trust and gave the Trust or its successors the right to provide reinsurance to Continental.

         The Trust was formed in 1991 to provide workers compensation insurance to its members at a time when many of such members were having difficulty finding workers compensation insurance within the commercial market. The Trust was established to insure that its members would have consistent coverage at reasonable rates regardless of the cyclical swings in the commercial market.

         In early, 1996, Mississippi Department of Insurance made changes to the method of establishing the rates commercial insurance carriers could charge for workers compensation coverage. As a result of this, rates among commercial carriers dropped significantly. The Trustees of the Trust believed that the interests of its members would best be served by forming a relationship with a commercial carrier that would allow members to benefit from the lower rates being offered by the commercial carriers. Accordingly, effective July 1, 1996, the Trust entered into arrangement with TIG Insurance Company, ("TIG"), whereby TIG would begin writing coverage for the members of the Trust with the Trust or its successor having the right to begin writing coverage on its members again at anytime. Consequently, the Trust has not written any new business since June 30, 1996.

         The Company plans to re-enter the market in 1998 as a reinsurer of the business currently being written by Continental and TIG as more fully described in Company Management's Plan of Operation.



Results of Operations

         There were no net earned premiums for the year ended December 31, 1997 compared to $1,987,491 in 1996. This is a result of the fact that no business was written after June 30, 1996 as part of the Company's arrangement with TIG.

         Losses and loss adjustment expenses decreased from $916,592 in 1996 to $707,736 in 1997. Losses and loss adjustment expenses generally increase as the payroll and premiums paid by insureds increase. These costs also can increase or decrease as a result of adjustments made to the reserve amounts established to pay reported and unreported claims. As part of the Assumption Reinsurance Agreement with Continental, the Company agreed to pay Continental a premium to assume all of the insurance liabilities (reported and unreported) of the Trust. The premium paid was more than the existing claims reserve on the books of the Trust. Consequently, losses and loss adjustment expenses were charged in 1997 to reflect the premium paid to Continental for the assumption of all claims. This adjustment amounted to $707,736, the entire amount of loss and loss adjustment expense for 1997. As a result of this transaction, the Company had no insurance liabilities at December 31, 1997. The following schedule details the changes in unpaid claims and claim adjustment expenses from 1995 - 1997.


Reconciliation of Beginning and Ending
 Loss and Loss Adjustment Expense Reserves

                                                                    1997             1996             1995
                                                              ---------------   --------------   ---------

Reserves for unpaid losses and loss adjustment
 expenses - beginning of year                                   $2,834,220        $3,713,923      $3,849,169

Incurred losses and loss adjustment expenses:
 Provision for the current year                                         0            959,032       2,558,087

  Increase (decrease) in estimates for losses
    Occurring in prior years                                       707,736           (42,440)       (109,365)
                                                              ------------      --------------   -------------

Total incurred claims and claim adjustment
  expenses                                                         707,736           916,592       2,448,722

Payments for loss and loss adjustment expenses incurred in:
    Current year                                                        0           (369,070)    (1,197,368)
     Prior years **                                            (2,880,970)        (1,384,325)    (1,388,900)

Other:
    Increase (decrease) in service company
      fee reserve                                                       0            (42,900)         2,300

    Assignment of reinsurance receivable **                      (660,986)                 0              0
                                                              --------------    -------------    ------------

Reserve for unpaid losses and loss adjustment
 expenses - end of year                                       $         0         $ 2,834,220      $3,713,923
                                                              =============     =============      ==========


** Payments for prior years paid in 1997 include $1,586,463 paid to Continental Casualty as part of the Assumption Reinsurance Agreement. Receivables due from reinsurance contracts on outstanding claims were also assigned to Continental Casualty as part of this Agreement.

Other Expenses

         Service company fees are fees paid to an outside claims administrator to process claims. Such fees are calculated based on a percentage of collected premium of the Company. Since the Company had no premium income after it discontinued writing business effective July 1, 1996, no additional service company fees were incurred. As a part of the arrangement with TIG Insurance Company to begin writing the insurance coverage July 1, 1996, the service company agreed to process the claims that existed at June 30, 1996 at no additional cost to the Company. Consequently, the Company has incurred no claims processing fees since June 30, 1996. This results in a decrease in service company fees of $299,322 from 1996 to 1997.

         Regulatory fees are fees charged by the Mississippi Workers Compensation Commission and are based on medical and indemnity payments made to claimants during the previous calendar year. Such fees decreased from $28,548 in 1996 to $23,004 in 1997.

         General expenses decreased slightly from $450,989 in 1996 to $430,592 in 1997. In both 1996 and 1997 these expenses consisted largely of costs involved in the development and execution of the Plan of Reorganization and Conversion of the Trust. In 1996 these costs also included the development of the Commercial Program established with TIG Insurance Company. In 1997, these costs included the development and negotiation of the Assumption Reinsurance Agreement with Continental Casualty Company.

         Total expenses decreased from $1,695,451 in 1996 to $1,161,332 in 1997. As a result of limited income and the costs associated with the reorganization and conversion, net income before tax provision or benefit decreased from $128,573 in 1996 to ($759,459) in 1997.


Income taxes

         A tax provision of $98,768 in 1996 was replaced by a tax benefit of $285,020 in 1997, a decrease of $383,788. This decrease in tax provision was due primarily to the net operating loss sustained in 1997.

         In 1996 the tax provision ($98,768) represented a large percentage of pre-tax net income ($128,573) as a result of non-deductible capital losses sustained in 1996. It appeared, at December 31, 1996, that the likelihood of the Company being able to utilize these capital loss carry forwards was remote. Consequently, no deferred tax provision was included for such capital loss carry forwards. This caused the effective tax rate of the Company in 1996 to balloon to 76% compared to a statutory combined Federal and State rate of 39%.

         In 1997, the loss sustained by the Company produced a taxable loss that the Company opted to carry back to an earlier tax year to recoup taxes paid in that prior year. The combined Federal and State refunds relating to such carry backs amount to $198,143. Tax benefits that will be realized in future periods include a charitable contribution carry forward with a tax benefit of $9,750, unamortized reorganization costs with a tax benefit of $59,234 and capital loss carry forwards which Management believes will be utilized in future years providing a tax benefit of $17,893. These deferred tax benefits total $86,877. Adding the deferred tax benefit to the current tax benefit of $198,143 results in a total 1997 tax benefit of $285,020.

         During the first quarter of 1997, the Company made a Federal estimated tax payment of $37,418. This amount will be refunded in 1998 along with the $198,143 in carry back refunds. These amounts are included in the deferred tax assets category on the Company's balance sheet at December 31, 1997 along with the $86,877 in deferred tax benefits.

Investment Income

         Investment income decreased from $296,669 in 1996 to $193,465 in 1997 primarily as a result of the Company having less cash available for investment. Less cash was available for investment due to the continuing payment of claims and operating expenses without the benefit of premium revenue. No insurance coverage had been written since June 30, 1996 which had a significant impact on cash being received.

         In 1996 the Company sustained losses on the sale of securities available-for-sale in the amount of $37,286. The Company sustained no such losses in 1997.

         In 1996 the Company experienced a loss on trading securities in the amount of $422,850. In 1997, a loss of $19,057 was sustained, a decrease of $403,793. Such losses are included in "Other Income" on the Statements of Income for 1997 and 1996. With respect to the losses incurred in 1996, the Company is involved in Arbitration proceedings with the brokerage firm to recover its losses.

Beginning in April, 1997 the Company engaged Investek Capital Management, Inc. to assist the Company in the management of its investment portfolio. Investek has substantial experience in the management of insurance company investment portfolios.


Liquidity and Capital Resources

General

         The liquidity and capital requirements for a workers' compensation carrier is significantly different from other property and casualty carriers. Workers' Compensation carriers generally have use of premium dollars for investment purposes for longer periods of time because claims may be paid over a fifteen year or longer period. Because of this long payment period, investment income becomes a major source of revenue for most carriers. Consequently, discounting the liability for future claims payments for the present value of investment income that will be earned on the funds available for future expected payments becomes a significant factor in estimating a carrier's claims liability.


Liquidity Requirements

         Effective at the close of business on December 31, 1997, the Company's insurance liabilities were eliminated as a result of the Assumption Reinsurance Agreement entered into with Continental Casualty Company. Because the Company had no insurance liabilities entering 1998, the liquidity requirements will be minimal during the first quarter of 1998.

         In accordance with the terms of the Assumption Reinsurance Agreement, the Company timely notified Continental Casualty Company of its intention to exercise its right under the Assumption Reinsurance Agreement to provide reinsurance to Continental for the claims that Continental assumed from the Company in December, 1997. Pursuant to such reinsurance arrangement, Continental will transfer to the Company the remaining assets set aside to pay any remaining claims along with the liability for such claims. The Company will be required to fund a trust account with a financial institution acceptable to Continental and the Company with the amount of funds necessary for Continental to receive full financial statement credit for such reinsurance and with the terms and conditions of such trust to comply with the law of Continental's state of domicile such that Continental shall receive full financial statement credit for such reinsurance. Continental is domiciled in the State of Illinois. In order for Continental to receive full financial statement credit for the reinsurance under the circumstances contemplated, Illinois law requires in general that funds be held in trust for the exclusive benefit of

Continental as security for the payment of obligations under the reinsurance agreement. The Trust must be a qualified United States financial institution as defined in the Illinois law and must be established in a form approved by the Illinois Director of Insurance. The security may be in the form of cash, securities meeting the requirement of the Illinois law, letters of credit meeting the requirements of Illinois law, or any other form of security acceptable to the Illinois Director of Insurance. The trust agreement establishing the trust must provide, among other things, that Continental shall have the right to withdraw assets from the trust account at any time, without notice to the Company, subject only to notice from Continental to the trustee, and that the trust agreement be established for the sole benefit of Continental. The amount of security to be deposited in the trust would be an amount equal to the reserve requirement under Illinois insurance laws for the policies assumed by Continental and reinsured by the Company. It is anticipated that this amount will be approximately equal to the unexpended reserves transferred to Continental in December, 1997. However, this amount may change because of changes in the ultimate expected future benefits and expenses to be paid on these outstanding claims. The amount to be held in trust will be actuarially determined and agreed upon by Continental and the Company.


         The Company entered into an arrangement with Continental on March 30, 1997 whereby the Company will participate with Continental in a quota share reinsurance arrangement. In accordance with the agreement, the Company will assume a 25% share of the business written by Continental as a part of this program. The Company will be required to collateralize the agreement with letters of credit totaling $100,000 per $1,000,000 of gross written premium. A quota share reinsurance arrangement provides for a division of the net income from the business written based on the participants' share of participation.

         The Company was licensed by the Mississippi Department of Insurance effective January 1, 1998. As a licensed Mississippi Insurance Company, the Company will be required to maintain minimum capital and surplus of $400,000 and $600,000 respectively.


Admitted Assets

         For regulatory purposes, the Company will be required to maintain its books on the statutory basis of accounting. The Company has maintained its books in accordance with Generally Accepted Accounting Principles (GAAP Basis). The primary difference in statutory and GAAP accounting as far as the Company lies in the classification of assets as either admitted or non-admitted. On a statutory basis, only admitted assets will be permitted to be included as assets on the Company's balance sheet. Non-admitted assets at December 31, 1997 totaled $355,605 and included deferred tax assets, property and equipment, prepaid expenses and other assets.


Commitments

         The Company has ongoing operating commitments and anticipated expenses which total approximately $25,000 per month. Pursuant to an agreement involving the Commercial Insurance Program, the Company receives 3.5% of annual collected premium from the Commercial Program.

ITEM 7.            FINANCIAL STATEMENTS

Board of Directors
Stoneville Insurance Company
Jackson, Mississippi


I have audited the accompanying balance sheets of Stoneville Insurance Company as of December 31, 1997 and 1996 and the related statements of income, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements present fairly, in all material respects, the financial position of Stoneville Insurance Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



Richard L. Eaton
Jackson, Mississippi
February 12, 1998

STONEVILLE INSURANCE
COMPANY
Balance Sheets
December 31, 1997 and 1996
                                              1997                1996**
                                        ----------             ---------
Assets
Investments:
Trading securities (at fair value)
   Equity securities                          $247             1,696,944
Securities available-for-sale (at
fair value)
   Fixed maturities (amortized           1,320,855             1,141,504
cost - $1,295,572 and
$1,150,740)
Securities held-to-maturity (at
amortized cost)
   Fixed maturities (fair value -                0               522,884
                                        ----------             ---------
$0 and $521,940)
Total Investments                        1,321,102             3,361,332

Cash and Cash Equivalents                  425,493             1,379,935
Premiums receivable net of                       0                     0
uncollectible amount
Notes receivable                                 0                     0
Accrued interest receivable                 29,819                52,003
Reinsurance receivables, net of                  0               660,986
uncollectible amounts
Excess insurance premium                         0                89,860
overpayment
Capital equipment leases at cost
less
  accumulated depreciation of                7,292                13,517
$12,087 and $9,775
Prepaid expenses                            25,300                21,798
Deferred tax assets                        322,438               152,862
Other assets                                   575                   575
                                        ----------              --------

Total Assets                            $2,132,019            $5,732,868
                                        ==========            ==========

Liabilities
Reserve for losses and loss                     $0            $2,834,220
adjustment expenses
Reserve for premium adjustment                   0               384,863
Accounts payable and accrued               117,226                56,290
liabilities
Income taxes payable                             0                     0
Capital lease obligations                    1,256                 4,038
                                        ----------            ----------
Total Liabilities                          118,482             3,279,411
                                        ----------           ----------

Shareholders' Equity
Common stock ($1 par value;
650,000 shares authorized;
  503,384 shares issued)                   503,384                     0
Retained earnings                        1,484,870             2,462,693
Net unrealized loss on securities
  available for sale, net of                25,283                (9,236)
                                         ---------            -----------
deferred taxes
Total Shareholders' Equity               2,013,537             2,453,457
                                        ----------            ----------

Total Liabilities and Shareholders'     $2,132,019            $5,732,868
Equity                                  ==========            ==========



** 1996 represents the combined
information of two previously
separate entities.

See accompanying notes to financial statements.

STONEVILLE INSURANCE COMPANY
Statements of Income
For the Years Ended December 31, 1997
and 1996



                                                                     1997                            1996**
                                                               ----------                         ----------
Revenues
Premiums earned                                                        $0                         $2,077,351
Premiums ceded                                                          0                            (89,860)
                                                               ----------                         -----------

Net premiums earned                                                     0                          1,987,491
Investment income                                                 193,465                            296,669
Net realized gains and losses on securities                             0                            (37,286)
available-for-sale
Gain (loss) on disposal of equipment                               (1,406)                                 0
Other                                                             209,814                           (422,850)
                                                               -----------                        -----------

Total Revenues                                                    401,873                          1,824,024
                                                                ---------                          ----------

Expenses
Loss and loss adjustment expenses                                 707,736                            916,592
Service company fees                                                    0                            299,322
Regulatory fees                                                    23,004                             28,548
General expenses                                                  430,592                            450,989
                                                                ----------                         ----------

Total Expenses                                                  1,161,332                          1,695,451
                                                                ----------                         ----------

Income before Income Taxes                                       (759,459)                           128,573

Provision (benefit) for income taxes                             (285,020)                            98,768
                                                               -----------                         ----------

Net Income                                                      ($474,439)                           $29,805
                                                                ==========                         ==========

Per Share Data
Net Income                                                         ($0.94)


 ** 1996 represents the combined
information of two previously separate
entities.

See accompanying notes to financial statements.

STONEVILLE INSURANCE
COMPANY
Statements of Changes in
Shareholders' Equity
For the Years Ended December
31, 1997 and 1996


                                                                   Net
                                                                Unrealized
                                                                Appreciation
                                        Common                 on Securities                Total
                                        Stock                   Available     Retained    Stockholders                      '
                                        Shares      Amount       for Sale      Earnings    Equity
                                     ------------------------------------------------------------------
Balance at January 1, 1996                  0    $        0    ($  67,160)   $2,432,888   $2,365,728
1996**
  Net income (loss)                                                              29,805       29,805

  Net increase in unrealized
   appreciation of
   securities available for sale                                   57,924                     57,924
                                      --------------------------------------------------------------

Balance at December 31, 1996                0             0    (    9,236)    2,462,693    2,453,457


                         1997
  Net income (loss)                                                            (474,439)    (474,439)

  Issuance of stock upon              503,384       503,384                    (503,384)           0
  conversion from a Trust
  to a stock company

  Net increase in unrealized
  appreciation of
  securities available for sale                                    34,519                     34,519
                                      --------------------------------------------------------------

Balance at December 31, 1997         $503,384    $  503,384    $   25,283    $1,484,870   $2,013,537
                                      ===============================================================


** 1996 represents the
combined information of two
previously separate entities.

See accompanying notes and accountant's report.

STONEVILLE INSURANCE
COMPANY
Statements of Cash Flows
For the Years Ended December
31, 1997 and 1996


                                                         1997                             1996**
                                                  -----------                        -----------
Cash Flows From Operating
Activities
Premiums collected                                        $0                         $2,688,450
Losses and loss adjustment                        (2,880,971)                        (1,748,772)
expenses paid
Refunds and premium adjustments                      (61,313)                          (449,415)
paid
Administrative expenses paid                        (396,021)                        (1,056,978)
Income taxes (paid) refund                           115,444                          (625,678)
received
Investment income received                           220,610                            335,402
Net (increase) decrease in trading                 1,696,697                            429,528
securities
Net loss on trading securities                       (19,057)
Interest paid                                           (141)                              (855)
                                                   ----------                        -----------
Net Cash Provided by Operating                    (1,324,752)                          (428,318)
Activities
                                                  -----------                        -----------

Cash Flows From Investing
Activities
Proceeds from sales of                               187,726                          3,185,627
available-for-sale securities
Purchase of available-for-sale                      (587,775)                        (2,611,979)
securities
Proceeds from maturities of                          522,884                                  0
held-to-maturity securities
Reclassification from                                250,257                                  0
available-for-sale to cash
equivalent
Capital expenditures                                       0                               (751)
                                                   ----------                        -----------
Net Cash Provided by Investing                       373,092                            572,897
Activities
                                                   ----------                        -----------
Cash Flows From Financing
Activities
Principal payments under capital                      (2,782)                            (4,942)
lease obligations                                  ----------                        -----------

Net Cash Used in Financing                            (2,782)                            (4,942)
Activities
                                                   ----------                        -----------

Net Increase (Decrease) in Cash
and Cash Equivalents                                (954,442)                           139,637
Cash and Cash Equivalents at                       1,379,935                          1,240,298
                                                   ----------                        -----------
Beginning of Year

Cash and Cash Equivalents at End                    $425,493                         $1,379,935
                                                   ==========                        ===========
of Year




** 1996 represents the combined
information of two previously
separate entities.

See accompanying notes to financial statements.

STONEVILLE INSURANCE
COMPANY
Statements of Cash Flows
(Continued)
For the Years Ended December
31, 1997 and 1996



Reconciliation of net income to net                      1997                              1996**
cash provided  by Operating Activities             -----------------------------------------------


Net Income                                          ($474,439)                           $30,212
Adjustments to reconcile net
income to net cash
  provided by operating activities:
   Depreciation                                         4,818                              4,818
   (Gain) or loss on disposition of                     1,406                            460,136
equipment
   Decrease in trading securities                   1,696,697                            429,528
   Decrease in premiums                                     0                          1,337,030
receivable
   Decrease (increase) in prepaid                      (3,502)                           (19,176)
expenses
   Decrease (increase) in accrued                      22,184                             38,326
interest receivable
   (Increase) decrease in                             660,986                                  0
reinsurance receivables
   (Increase) decrease in notes and                    89,860                           (109,860)
other receivables
   Amortization of bond premium                         4,961                             12,646
(discount)
   Decrease in unpaid losses and                   (2,834,220)                          (832,180)
loss adjustment expenses
   Increase (decrease) in unearned                          0                         (1,466,279)
premiums
   (Decrease) increase in accounts                     60,936                           (151,472)
liability and accrued expenses
   Increase (decrease) in premium                    (384,863)                           384,863
adjustment reserve
   (Decrease) increase in income                     (169,576)                          (546,910)
                                                  ------------                         ----------
tax liability

Net cash provided by operating                    ($1,324,752)                         ($428,318)
activities                                        ============                         ==========

** 1996 represents the combined
information of two previously
separate entities.

See accompanying notes to financial statements.

STONEVILLE INSURANCE COMPANY
Notes to Financial Statements
For the Years Ended December 31, 1997 and 1996


Note 1: Description of the Company and Plan of Reorganization and Conversion

Stoneville Insurance Company (the Company) is the successor to Delta Agricultural and Industrial Trust, (the Trust), a self-funded workers' compensation trust formed under a Trust Agreement, dated August 1, 1991, between the Delta Council, a Mississippi nonprofit corporation, and the Board of Trustees of the Trust. Under a Plan of Reorganization and Conversion dated March 20, 1997, amended September 11, 1997, and effective December 31, 1997, the Trust transferred all of its existing assets and liabilities to the Company in exchange for all of the stock of the Company (503,384 shares). The Trust then distributed the stock to qualified former members of the Trust and was then dissolved.

The Trust was formed to provide its members with a source of consistent workers' compensation insurance coverage at reasonable rates, regardless of cyclical swings in the commercial insurance market. Premiums were determined in a manner similar to the methods used by commercial insurance carriers, but the risk of loss was spread among its members who were jointly and severally liable for the obligations of the Trust. The formation of the Company was intended to provide a locally controlled, long term source of dependable and reasonably priced insurance without the joint and several liability associated with self-insured pools such as the Trust.

In anticipation of the formation of the Company and due to significant changes in the workers' compensation premium rate structure in the State of Mississippi, the Trust entered into an arrangement with a commercial insurance carrier and discontinued writing coverage for its members effective July 1, 1996. Coverage for members who agreed to the change was then written by the commercial carrier. This change provided lower rates and other benefits for the members of the Trust during the period in which the Plan of Reorganization and Conversion was being developed. As a result of this agreement, neither the Trust nor the Company has written any insurance coverage since June 30, 1996. Under the agreement with the commercial carrier, the Company has the right to begin writing coverage for the former members of the Trust at anytime.

Prior to and as a condition precedent to the conversion, the Trust entered into an Assumption Reinsurance Agreement with another commercial carrier whereby the commercial carrier assumed all of the insurance obligations of the Trust. This arrangement removed the joint and several liability of the former Trust members and created a situation in which there were no insurance liabilities to be transferred to the Company as a part of the conversion and reorganization. The Company has the right to reinsure the commercial carrier for the claims assumed by them if notice of intent to reinsure is given by March 1, 1998.

Immediately after the effective date of the conversion and reorganization, the Company applied for a license with the Mississippi Department of Insurance. The license was issued shortly thereafter effective January 1, 1998. The conversion and reorganization qualifies a tax-free reorganization under Internal Revenue Code Section 368.

Note 2: Summary of Significant Accounting Policies

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. The conversion and reorganization described in Note 1 has been accounted for as a business combination between entities under common control, the accounting for which

STONEVILLE INSURANCE COMPANY
Notes to Financial Statements
For the Years Ended December 31, 1997 and 1996



is similar to the pooling of interests method. The prior year restatement represents the combined information of the two previously separate entities. The Significant accounting policies used to prepare the financial statements are summarized below:

Trading Securities

Bonds, notes, common stocks and mutual fund shares held principally for resale in the near term are classified as trading account securities and recorded at their fair values. Realized and unrealized gains and losses on trading account securities are included in other income.

Securities Held-to-Maturity

Bonds, notes and certificates of deposit (with maturities of more than three months) for which the Company has the intent and ability to hold to maturity are reported at amortized cost, adjusted for amortization of premiums or discounts and other than temporary declines in fair value.

Securities Available-for-Sale

Bonds, notes, common stock and certificates of deposit (with maturities of more than three months) not classified as either trading or held-to-maturity are reported at fair value, adjusted for other than temporary declines in fair value, with unrealized gains and losses excluded from losses and reported as a separate component of stockholders' equity. Realized gains and losses are determined on the specific identification method.

Cash Equivalents

For the purpose of presentation in the Company's statements of cash flows, cash equivalents are short-term, highly liquid investments that are both (a) readily convertible to known amounts of cash and (b) so near to maturity that they present insignificant risk of changes in value due to changing interest rates.

Premium Revenue Recognition

Insurance premiums are recognized as revenue on a pro rata basis over the policy term. The portion of premiums that will be earned in the future are deferred and reported as unearned premiums. In determining premium rates in 1996, the Company began with rates established by NCCI (National Council of Commissioners of Insurance), determined by a prescribed worker classification code. The Company then applied certain modifiers that either increased or decreased the NCCI rate based on an individual employer's claims history. From this modified rate certain other discounts were applied to arrive at the individual insured's annual premium.

Reinsurance

In the normal course of business, the Company seeks to reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. Amounts recoverable from reinsurers are estimated in a manner consistent with the reinsured policy.

STONEVILLE INSURANCE COMPANY
Notes to Financial Statements
For the Years Ended December 31, 1997 and 1996



Amounts due from reinsurers are shown as reinsurance receivables, net of uncollectible amounts on the balance sheets. Liabilities for losses and loss adjustment expenses are not reduced by the amounts receivable from reinsurers. Amounts ceded to reinsurer's are shown as a reduction of earned premium on the statements of revenue.

Capital Equipment Leases

Certain assets of the Company were acquired under capital lease arrangements. Such assets are recorded at their original cost and depreciated under the straight-line method over the estimated useful lives of the respective assets. Depreciation expense is included in "General Expenses".

Policy Acquisition Costs

During the period in which the Company was actively writing insurance, member contracts renewed annually on a calendar year basis. Consequently, there were ordinarily no unamortized policy acquisition costs to be presented on the balance sheet at December 31.

Insurance Liabilities

The liability for losses and loss-adjustment expenses in 1996 include an amount determined from loss reports and individual cases and an amount, based on past experience, for losses incurred but not reported. Such liabilities were assumed by another company in December, 1997 as a part of the Assumption Reinsurance Agreement described in Note 1. Consequently the Company has no such liabilities at December 31, 1997.

Income Taxes

Income tax provisions are based on the asset and liability method. A deferred tax asset or liability is provided for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Such differences are related principally to the unrealized loss in the market value of available-for-sale securities and the costs of reorganization and conversion.

Note 3: Investments

Major categories of net investment income are summarized as follows:

                                         1997            1996
                                     ------------      --------
         Fixed Maturities            $120,549          $169,037
         Equity Securities              6,620           105,291
         Short-term Investments        66,296            22,341
                                      ------------    ---------
         Total                       $193,465          $296,669
                                     ========          ========

The aggregate fair value, gross unrealized holding gains, gross unrealized holding losses, and amortized cost for available-for-sale and held-to-maturity securities by major security type at


December 31, 1997 and 1996 are as follows:

STONEVILLE INSURANCE COMPANY
Notes to Financial Statements
For the Years Ended December 31, 1997 and 1996

Available-for-Sale Securities as of December 31, 1997 and 1996


                                                              December 31, 1997
                                                         Gross            Gross
                                      Amortized      Unrealized        Unrealized
                                          Cost           Gains            Losses     Fair Value
                                    -------------    ------------      ------------  -----------
Bank certificates of
 deposit                            $      89,672    $        328      $         0   $    90,000
Obligations of U.S.
  government corporations
   and agencies                           580,951          21,415                0       602,366
Obligations of states and
 political subdivisions                   624,949           7,918            4,378       628,489
                                    -------------    ------------      --------------   --------

Total                                 $ 1,295,572      $   29,661      $     4,378   $ 1,320,855
                                      ===========      ==========    =============   ===========


                                                                 December 31, 1996
                                                        Gross             Gross
                                      Amortized      Unrealized        Unrealized
                                         Cost           Gains             Losses        Fair Value
                                    ------------     ------------      ------------    ------------

Bank certificates of
 deposit                            $    524,166     $        889      $      2,915    $    522,140
Obligations of states and
 political subdivisions                  626,574               13             7,223         619,364
                                    -------------    ------------      ------------    ------------

Total                                $ 1,150,740     $        902      $     10,138     $ 1,141,504
                                     ===========     ============      ============     ===========




Held-to-Maturity Securities as of December 31, 1997 and 1996


                                     December 31, 1997
                                 Gross              Gross
              Amortized       Unrealized         Unrealized
                 Cost            Gains             Losses        Fair Value
            -----------------  --------------- ---------------- --------------
Total       $               0  $             0 $              0 $            0
            =================  =============== ================ ==============

STONEVILLE INSURANCE COMPANY
Notes to Financial Statements
For the Years Ended December 31, 1997 and 1996


                                                                 December 31, 1996
                                                        Gross              Gross
                                      Amortized      Unrealized        Unrealized
                                         Cost            Gains             Losses        Fair Value
                                    ------------     ----------------  -------------    ------------
U.S. Treasury securities
 and obligations of the
 U.S. Government                    $     98,966     $               0 $         944    $     98,022
Bank certificates of
 deposit                                 423,918                     0             0         423,918
                                    ------------     ---------------------------------- ------------

Total                                $   522,884     $               0 $         944    $    521,940
                                     ===========     ================= =============    ============

Gross realized gains and losses on sales of available-for-sale securities were:
                                      1997             1996
                                   ---------        ---------
Gross realized gains:
 Fixed maturities                  $         0      $   2,407
 Equity securities                           0         30,502
                                   -----------      ---------

Total                              $        0       $  32,909
                                   ==========       =========

Gross realized losses:
 Bank certificates of deposit      $        0       $   6,039
 Equity securities                          0          64,155
                                   -----------      ---------
Total                              $        0        $ 70,194
                                   ==========        ========

The Company also realized net losses in trading securities in the amount of $19,057 and $415,929 in 1997 and 1996 respectively. Trading security gains and losses are included in "Other Income". Additionally, as a result of transferring certain securities from the available-for-sale category to the trading category at December 31, 1996, $6,921 in realized losses were included in "Other Income".

The scheduled maturities of available-for-sale and held-to-maturity securities at December 31, 1997 were as follows:

Held-to-Maturity Securities:                Amortized
                                               Cost         Fair Value
Total                                      $           0    $            0
                                           =============    ==============

Available-for-Sale Securities:              Amortized
                                               Cost           Fair Value
                                           ---------          -----------
Due in one year or less                    $   5,093          $     5,110
Due after one year through five years        391,779              396,530
Due after five years through ten years       898,700              919,215
                                           ----------         -----------
Total                                      $1,295,572         $ 1,320,855
                                           ===========         ===========

There were no securities that were non-income producing for the year ended December 31, 1997.

Note 4: Reserve for Losses and Loss Adjustment Expenses

The Company entered into an Assumption Reinsurance Agreement in December, 1997 whereby all of the insurance liabilities of the Company were assumed by a commercial insurance carrier. Consequently, there are no reserves established for losses and loss adjustment expenses at December 31, 1997. The reserve for losses and loss adjustment expenses at December 31, 1996 consisted of the following:

STONEVILLE INSURANCE COMPANY
Notes to Financial Statements
For the Years Ended December 31, 1997 and 1996

                                                       1996
                                                  ----------
         Case-basis reserves                      $2,053,357
         Incurred but unreported claims              727,763
         Service company fees                         53,100
                                                   ---------

         Total Reserves                           $2,834,220
                                                  ==========

Included in case-basis reserves are amounts that are to be paid by a reinsurer. The amount due from the reinsurer was $660,986 at December 31,1996.

Reserves at December 31, 1996 were discounted using an average interest rate of 5.5% per annum and using the Company's historical payout pattern combined with national payment trends.

Note 5: Reserve for Premium Adjustment

The premium amounts paid by members of the Trust in 1996 were determined based upon member provided estimates of their annual payroll by worker classification code. The member was then subject to an audit of their payroll data to determine the accuracy of their estimate. For the period ended June 30, 1996, management elected to audit less than 100% of the Trust membership. Due to the limited number of audits performed, a reserve was established for premium adjustments that management estimated could be due in the event members who were not audited request such an audit. In December, 1997 this reserve was reduced by $316,948 to reflect management's belief that the likelihood of future premium adjustments for the period ended June 30, 1996 was unlikely. This amount is also included in "Other Income".

Note 6: Minimum Lease Payments

The Company leases certain business equipment that are treated as capital leases in accordance with SFAS-13. Following are the present values of the minimum lease payments under these leases as of December 31, 1997 and 1996.

                                       1997             1996
                                     --------          ------
                           1997            0            3,172
                           1998        1,340            1,208
                                      ------           ------

                                      $1,340           $4,380
                                      ======           ======





Note 7: Excess Insurance

The Company acquired excess coverage insurance for accidents occurring during the period January 1, 1996 through June 30, 1996. The specific coverage limits the Company's liability to $350,000 per claim incurred during this period. For claims incurred prior to January 31, 1992, the claim retention level was $200,000 with a maximum benefit of $10,000,000. Claims incurred from February 1, 1992 through July 31, 1992 have a retention level of $250,000 and a maximum benefit of $10,000,000. No claims are expected to exceed the maximum benefit.

STONEVILLE INSURANCE COMPANY
Notes to Financial Statements
For the Years Ended December 31, 1997 and 1996

The premium paid by the Company for excess insurance was based on the annual manual premium written by the Company. Such manual premium was estimated at the beginning of 1996 and a premium payment made based on a full year's estimated manual premium. However, since the Company discontinued writing coverage effective July 1, 1996 the manual premium was less than estimated at January 1, 1996. Management estimated at December 31, 1996 that it was due a refund of $89,860 for the excess premium paid. However, it was discovered in 1997 that the excess premium paid could not be recovered without the completion of 100% of the payroll audits. Consequently, the excess insurance receivable was written off and charged against "Other Income" in 1997.

Note 8: Income Taxes

The Company is subject to Internal Revenue Code Section 831 and related provisions. The provision (benefit) for income tax for 1997 and 1996 from continuing operations consists of the following:

                                                  1997            1996
                                            -------------       -------
Current Income Tax Provision (Benefit)
         Federal                              $(166,943)        $  81,142
         State                                 ( 31,200)           17,626
Deferred Income Tax Provision (Benefit)        ( 86,877)                0
                                            ------------        ---------

         Total                                $(285,020)        $  98,768
                                              ==========        =========

The effective income tax rates varied from the U.S. Federal statutory income tax rate for the years ended December 31 as follows:

                                            1997               1996
                                        -----------         -------
Federal statutory income tax rate           34.0%              34.0%
Unused net capital loss                       0.0              60.0
Dividends received deduction                  0.0             (12.1)
Tax exempt interest                           2.0            (  6.1)
Special claims deduction adjustment         ( 5.2)                0
State income taxes                            4.1               1.0
Other                                         2.6               0.0
                                        -----------         --------

Effective income tax rate                   37.5%              76.8%
                                        =========           ========



The Company had capital loss carryforwards at December 31, 1997 and 1996 of $1,064,055 and $1,037,257 respectively. These capital loss carryforwards will expire as follows:

                                    1999                      $  406,991
                                    2000                         170,130
                                    2001                         460,136
                                    2002                          26,798
                                                              ----------
                                                              $1,064,055
                                                              ==========

STONEVILLE INSURANCE COMPANY
Notes to Financial Statements
For the Years Ended December 31, 1997 and 1996

These loss carryforwards can only be utilized if the Company experiences future capital gains from the sale of investments. Because the Company had changed its investment strategy in 1996 to emphasize ordinary income rather than capital gains, it appeared unlikely at December 31, 1996 that the Company would realize future capital gains which would allow a utilization of the capital loss carry forwards. Consequently, no deferred tax benefit or related deferred tax asset was recognized in the financial statements at December 31, 1996 for the utilization of such carryforwards. However, in early 1998, It became apparent that a portion of the capital loss carryforwards would be utilized in future years. Consequently an adjustment to beginning deferred taxes has been made in the amount of $10,188 for prior years and $7,705 for the current year as a result of the expected utilization of these carryforwards.

As a result of the net operating tax loss incurred in 1997, the Company is able to file refund applications with both the Internal Revenue Service and the Mississippi State Tax Commission in which the losses will be carried back in their entirety to earlier tax years. Additionally, the Company made estimated tax payments during 1997 totaling $37,418 which will be refunded. As a result of this and the loss carry back, federal and state refunds due of $235,561 are included as a component of deferred tax assets.

The components of the net deferred tax asset (liability) at December 31 were as follows:

                                                 1997            1996
                                             ------------     -------
Deferred tax assets:
Charitable contributions                     $    9,750       $     0
Unamortized reorganization costs                 59,234             0
Capital loss carryforward                       414,981
Valuation allowance                            (397,088)            0
                                             ----------       -------
                                                 86,877             0
Deferred tax liabilities                              0             0
                                             ----------       -------

Net deferred tax assets (liabilities)            86,877             0

Income tax refund due                           235,561       152,862
                                              ---------       --------

Total deferred tax assets (liabilities)        $322,438      $152,862
                                               ========      ========






Note 9: Operations of Previously Separate Companies

As described in Note 2, the prior year restatement represents the combined information of two previously separate entities. The combination was effective as of the close of business on December 31, 1997. Presented below are the operating results of the separate entities and the intercompany adjustments made as a result of the combination for the years ended December 31, 1997 and 1996.

STONEVILLE INSURANCE COMPANY
Notes to Financial Statements
For the Years Ended December 31, 1997 and 1996
                                                    Delta
                                    Stoneville    Agricultural
                                    Insurance    & Industrial
                                    Company         Trust        Combined
                                ------------   ------------   ------------
1997
Total Revenues                  $         0    $   401,873    $   401,873

Net Income                           (5,179)      (469,260)      (474,439)

Intercompany Interest Expense
 Eliminated                           1,091

Intercompany Interest Income
  Eliminated                                         1,091


1996
Total Revenues                            0      1,824,024      1,824,024

Net Income                              (30)        29,835         29,805

Intercompany Interest Expense
 Eliminated                             407

Intercompany Interest Income
 Eliminated                                            407


Note 10:  Related Party Transactions

During 1996 and 1997, the Company's day to day operations were managed by Delta Administration, Inc. ("DAI"), a Mississippi corporation. The stock of DAI was owned 100% by Harry E. Vickery, an officer and director of Stoneville Insurance Company. During 1996 and 1997 Mr. Vickery received no direct compensation from the Company. For the years ended December 31, 1997 and 1996, DAI was paid $45,600 and $74,207 respectively for services rendered to the Company.

From July 1, 1996 through December 31, 1997, DAI received compensation from a commercial insurance carrier for services provided to the commercial program in
Note 1. This compensation amounted to 3.5% of collected premium from the commercial program.

Effective January 1, 1998, the relationship between the Company and DAI was discontined and Mr. Vickery became an employee of the Company.

Mr. David R. White, an officer and director of the Company, is also an officer and director of MRM Underwriters, Inc. ("MRM"). As the marketing director of the commercial program described in Note 1, MRM received compensation based on a percentage of collected premium from the commercial program from July 1, 1996 through December 31, 1997. Prior to June 30, 1996, MRM also received a fee from a third party claims administrator, Sedgwick of Mississippi, for marketing services provided to the Company.

MRM is also to receive a commission from Continental Casualty Company for the placement of the Assumption Reinsurance Agreement between the Company and Continental.

Note 11: Concentration of Credit Risk

At December 31, 1996 the Company had cash account balances in excess of the federally insured limit at its primary depository institution.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There has been no change in accountants within the two year period ended December 31,1997. The Company's outside auditor for 1997, Richard L. Eaton, intends to accept a position with the Company in the second quarter of 1998 and thus, will be ineligible to serve as the Company's outside auditor for 1998. The Company has not yet selected an accounting firm to audit its 1998 financial statements.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The names of the executive officers and directors of the Company and their respective ages and positions with the Company are set forth as follows:

         Name            Age              Position

William L. Kennedy       46               Chairman of the Board
                                          of Directors, Chief
                                          Executive Officer

Harry E. Vickery         62               President, Director

David R. White           47               Secretary, Treasurer,
                                          Vice President, Director

         William L. Kennedy resides in Inverness, Mississippi. He holds a BS degree in Plant Pathology and Weed Science from Mississippi State University.
He has worked with Duncan Gin, Inc. since 1972 and currently serves as President and Chief Operating Officer of Duncan Gin, Inc. Duncan Gin, Inc. is a multiline agricultural entity and is one of the largest cotton ginning operations in Mississippi. He served from inception on the Board of Trustees of the Delta Agricultural & Industrial Trust until the conversion became effective.

         Harry Vickery resides in Jackson, Mississippi. From 1962-1993, Mr. Vickery was involved in the automobile business in Greenville, Mississippi.
Mr. Vickery was one of the original members of the Board of Trustees of the Trust from inception until 1993 when he became Administrator. Mr. Vickery was President and a director of Vickery Chevrolet Oldsmobile Co., Inc. which filed a Chapter 11 bankruptcy petition in 1993. All assets of Vickery Chevrolet Oldsmobile Co., Inc. were sold and the bankruptcy case was subsequently dismissed.

         David R. White resides in Jackson, Mississippi. He holds a BS degree from the

University of Mississippi in Accounting and Business Administration. He has been involved in the insurance business since 1987 and has served as President and Chief Operating Officer of MRM Underwriters, Inc. since that date. He holds a number of awards in the insurance field and has served as president of insurance associations both on the local and state level.

         All directors hold office until the next annual meeting of shareholders of the Company or until their successors have been elected and qualified. Unless changed by the action of the Board of Directors, the number of directors shall be no fewer than three (3) nor more than seven (7). Officers serve at the discretion of the Board of Directors. There are no family relationships between the directors and officers.

         Because its stock is not registered under Section 12 of the Securities Exchange Act of 1934, the Company is not subject to Section 16 of the Securities Exchange Act of 1934.


ITEM 10.  EXECUTIVE COMPENSATION

         No compensation was paid by the Company to executive officers or directors, except as set forth under Item 13 below. Commencing in 1998, Harry Vickery in his capacity as President of the Company will be paid an annual salary of $96,000. It is also anticipated that directors' fees will be paid in 1998.

ITEM 11.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT

         The following table sets forth information as of March 27, 1998 as to persons beneficially owning more than five percent (5%) of the Company's Common Stock.


                        Amount and             Percentage of
                          Nature                Outstanding
                       of Beneficial               Common
Name                     Ownership                 Stock

Danskin, Inc.               39,567                  7.86%
305 State Street
York, PA  17403


         The following table sets forth information as of March 27, 1998, as to the number of shares of Company Common Stock by the Company's directors and executive officers.


                         Amount and             Percentage of
                           Nature                Outstanding
                        of Beneficial               Common
Name                      Ownership                 Stock

William L. Kennedy         7,123 (1)                 0.65%
Harry E. Vickery               0                     0.00%

David R. White                  0                    0.00%

3 Executive Officers        7,123                    0.65%
and Directors as a
group

(1) Mr. Kennedy shares voting and investment power with respect to shares held by Duncan Gin, Inc.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Harry E. Vickery is an officer and director of the Company and owns all the issued and outstanding stock of Delta Administration. Under the Commercial Program, pursuant to the Representative Agreement, Delta Administration, which is a licensed insurance agency, was paid 3.5% of the collected premiums generated by the Commercial Program in 1997 to manage the activities of the Trust. Delta Administration also received in 1997 $3,800 a month from the Trust in exchange for administrative services. From these funds, Delta Administration paid the office expenses of the Trust including rent, salaries of its employees who administer the Trust, and sponsor fees. Beginning in 1998 these arrangements terminated and the 3.5% of the collected premiums generated by the Commercial Program will be paid to the Company, and the Company will be responsible for office expenses, including rent and salaries of its employees.

         In 1997, Delta Administration received direct and indirect compensation from the Trust in the aggregate amounts of $167,707.

ITEM 13.           EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) Exhibits

         The following exhibits are furnished or incorporated by reference as a part of this Form 10-KSB:

Exhibit Number              Description

2.1* Plan and Agreement of Reorganization and Conversion of the Trust, as amended September 11, 1997.

3.1*    Articles of Incorporation of the Company

3.2*    Bylaws of the Company

10.1* Assumption Reinsurance Agreement dated as of March 20, 1997 between the Trust, Continental, and the Company

10.2* Insurance Placement Agreement dated as of June 10, 1996 between the Trust, TIG and TIG Reinsurance Company

10.3* Representative Agreement dated as of July 1, 1996 between Mississippi Risk Management, Inc. and the Trust

10.4* Assignment and Assumption Agreement dated as of March 20, 1997 between the Trust and the Company

10.5* Amendment Number One dated September 5, 1997 to Assumption Reinsurance Agreement between the Trust, Continental, and the Company included as Exhibit 10.5 to the Registration Statement on Form S-4, as amended (File No. 333-24739), filed September 16, 1997.

27      Financial Data Schedule.

* Previously filed as Exhibits to to the Company's Registration Statement on Form S-4 (File No. 333-24739) and incorporated by reference herein.

(b) Reports on Form 8-K: None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             STONEVILLE INSURANCE COMPANY


                             BY::/s/ Harry E. Vickery
                                  -------------------------------------
                                  HARRY E. VICKERY,
                                  PRESIDENT

                              DATE:  MARCH 31, 1998

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


DATE:    March 31, 1998          BY:/s/ William L. Kennedy
                                    -----------------------------------------
                                    William L. Kennedy, Director
                                    (Chief Executive Officer)

DATE:    March 31, 1998          BY:/s/ Harry E. Vickery
                                    -----------------------------------------
                                    Harry E. Vickery, Director
                                    (Principal Accounting Officer and
                                    Principal Financial Officer)