Form 10-Q
period 1998-03-31
STONEVILLE INSURANCE CO
filed 1998-05-14
CIK 1036506

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C.   20549
                               FORM 10-QSB

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997 or
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      Commission file number         333-24739

                       STONEVILLE INSURANCE COMPANY
        -----------------------------------------------------------------
                (exact name of Registrant as specified in its charter)

                  MISSISSIPPI                                  72-1341156
-----------------------------------------------         --------------------
(State or other jurisdiction                     (I.R.S. Identification Number)
 of incorporation of organization)

633 North State Street, Suite 200, Jackson, Mississippi         39202-7817
--------------------------------------------------------     -----------------
(Address of principal executive offices)                      (Zip Code)

Registrants telephone number, including area code: (601-352-7817)
                                             ----------------------
Securities registered pursuant to section 12(g) of the Act:            None
                                                                  ------------


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act if 1934 during the preceding 12 months (or for such shorted period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.        YES  ( X  )   NO  ()

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                  Class                              Outstanding at May 12, 1998
         Common stock, $1.00 par value                        503,384  Shares

                              PART I: FINANCIAL INFORMATION

               Item 1 - Stoneville Insurance Company Financial Statements



Balance Sheets
 March 31, 1998 and December 31, 1997


Statements of Income
  Three Months Ended March 31, 1998 and 1997


Statements of Changes in Stockholders' Equity
   Period Ended December 31, 1997
   Three Months Ended March 31, 1998


Statements of Cash Flows
   Three Months Ended March 31, 1998 and 1997


Notes to Financial Statements

STONEVILLE INSURANCE COMPANY
Balance Sheets
March 31, 1998 and December 31, 1997


                                                     March 31,    December 31,
                                                       1998          1997
                                                     ---------    ------------
Assets
Investments:
Trading securities (at fair value)
   Equity securities                                     $247          $247
Securities available-for-sale (at fair value)
Fixed maturities (amortized cost - $1,253,367 and   1,274,769     1,320,855
$1,295,572)                                         ---------     ---------
Total Investments                                   1,275,016     1,321,102

Cash and Cash Equivalents                             343,279       425,493
Funds held by ceding companies                         70,592             0
Accrued interest receivable                            27,954        29,819
Capital equipment leases at cost less
  accumulated depreciation of $12,087 and $9,775        6,323         7,292
Prepaid expenses                                       35,124        25,300
Deferred tax assets                                   332,804       322,438
Other assets                                              575           575
                                                   ----------    ----------
Total Assets                                       $2,091,667    $2,132,019
                                                   ==========    ==========

Liabilities
Reserve for losses and loss adjustment expenses       $53,366            $0
Accounts payable and accrued liabilities               48,007       117,226
Capital lease obligations                                 762         1,256
                                                   ----------    ----------
Total Liabilities                                     102,135       118,482
                                                   ----------    ----------
Shareholders' Equity
Common stock ($1 par value; 650,000 shares
authorized;
  503,384 shares issued)                              503,384       503,384
Retained earnings                                   1,464,747     1,484,870
Net unrealized loss on securities
  available for sale, net of deferred taxes            21,401        25,283
                                                   ----------    ----------
Total Shareholders' Equity                          1,989,532     2,013,537
                                                   ----------    ----------
Total Liabilities and Shareholders' Equity         $2,091,667    $2,132,019
                                                   ==========    ==========

See accompanying notes to financial statements.

STONEVILLE INSURANCE COMPANY
Statements of Income
Three Months Ended March 31, 1998 and 1997



                                             1998            1997**
                                          ---------        ---------
Revenues
Premiums earned                            $112,296               $0
Premiums ceded                                    0                0
                                          ---------        ---------
Net premiums earned                         112,296                0
Investment income                            17,563           51,678
Other                                        43,393          (9,959)
                                          ---------        ---------
Total Revenues                              173,252           41,719
                                          ---------        ---------
Expenses
Loss and loss adjustment expenses            64,750                0
Policy acquisition fees                       7,861
Program administration fees                  16,844                0
Regulatory fees                               5,615            9,000
General expenses                            108,671           84,870
                                          ---------        ---------
Total Expenses                              203,741           93,870
                                          ---------        ---------
Income before Income Taxes                 (30,489)         (52,151)

Provision (benefit) for income taxes       (10,366)          (8,551)
                                          ---------        ---------

Net Income                                ($20,123)        ($43,600)
                                          =========        =========
Per Share Data
Net Income                                  ($0.04)
                                          =========
** 1997 represents the combined information of two previously separate entities.

See accompanying notes to financial statements.


STONEVILLE INSURANCE COMPANY
Statements of Changes in Shareholders'
Equity
For Periods Indicated

                                                                                   Net
                                                                                   Unrealized
                                                                                 Appreciation
                                                                                 on Securities                         Total
                                                           Common Stock          Available     Retained             Shareholders'
                                                        Shares       Amount       for Sale     Earnings              Equity
                                                      ----------------------  --------------  ---------           --------------
Balance at December 31, 1996                                   0          $0          ($9,236)     $2,462,693       $2,453,457
1997**
  Net income (loss)                                                                                 (474,439)        (474,439)


  Issuance of stock upon conversion from a               503,384     503,384                        (503,384)                0
Trust
   to a stock company

  Net increase in unrealized appreciation of
   securities available for sale                                                        34,519                          34,519
                                                     -------------------------------------------------------------------------
Balance at December 31, 1997                             503,384    $503,384           $25,283     $1,484,870       $2,013,537

                                       1998
  Net income (loss)                                                                                  (20,123)         (20,123)

  Net increase in unrealized appreciation of
   securities available for sale                                                       (3,882)                         (3,882)
                                                     -------------------------------------------------------------------------

Balance at March 31, 1998                                503,384    $503,384           $21,401     $1,464,747       $1,989,532
                                                     =========================================================================

 ** 1997 represents the combined information of two previously separate entities.

See accompanying notes to financial statements.

STONEVILLE INSURANCE COMPANY
Statements of Cash Flows
Three Months Ended March 31, 1998 and 1997


                                                              1998     1997**
Cash Flows From Operating Activities
Premiums collected                                              $0          $0
Losses and loss adjustment expenses paid                         0   (489,168)
Refunds and premium adjustments paid                             0    (60,595)
Administrative expenses paid                             (171,396)   (119,107)
Income taxes (paid) refund received                              0    (37,417)
Investment income received                                  24,463      62,088
Other income received                                       28,393           0
Net (increase) decrease in trading securities                    0   1,678,829
Interest paid                                                 (27)           0
                                                         ---------   ---------
Net Cash Provided by Operating Activities                (118,567)   1,034,630
                                                         ---------   ---------
Cash Flows From Investing Activities
Proceeds from sales of available-for-sale securities        36,847           0
Transfer of held-to-maturity security to cash equivalent         0      99,874
                                                         ---------   ---------
Net Cash Provided by Investing Activities                   36,847      99,874
                                                         ---------   ---------
Cash Flows From Financing Activities
Principal payments under capital lease obligations           (494)       (170)
                                                         ---------   ---------
Net Cash Used in Financing Activities                        (494)       (170)
                                                         ---------   ---------
Net Increase (Decrease) in Cash and
  Cash Equivalents                                        (82,214)   1,134,334

Cash and Cash Equivalents at Beginning of Period           425,493   1,379,935
                                                         ---------   ---------
Cash and Cash Equivalents at End of Period                $343,279  $2,514,269
                                                         =========  ==========
** 1997 represents the combined information of two previously separate entities.

See accompanying notes to financial statements.

Cash and Cash Equivalents at End of Period
STONEVILLE INSURANCE COMPANY
Statements of Cash Flows (Continued)
Three Months Ended March 31, 1998 and 1997



Reconciliation of net income to net cash provided           1998        1997**
  by Operating Activities                                 ---------   ---------

Net Income                                                ($20,123)   ($43,600)
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                                 969       1,205
   Decrease in trading securities                                 0   1,696,697
   Decrease in premiums receivable                                0           0
   Increase in Funds held by ceding companies              (70,592)           0
   Decrease (increase) in prepaid expenses                  (9,824)       2,053
   Decrease (increase) in accrued interest receivable         1,865      10,629
   (Increase) decrease in notes and other receivables             0     (9,958)
   Amortization of bond premium (discount)                    5,357         625
   Decrease in unpaid losses and loss adjustment expenses    53,366   (489,168)
   (Decrease) increase in accounts payable and accrued     (69,219)    (27,290)
liabilities
   Increase (decrease) in premium adjustment reserve              0    (60,595)
   (Decrease) increase in income tax liability             (10,366)    (45,968)
                                                         ----------  ----------
Net cash provided by operating activities                ($118,567)  $1,034,630
                                                         ==========  ==========


 ** 1997 represents the combined information of two previously separate entities.

See accompanying notes to financial statements.

Stoneville Insurance Company

Notes to Financial Statements
Quarters Ended March 31, 1998 and 1997



1. Basis of Presentation

   These interim financial statements have been prepared on the basis of accounting principles used in the annual financial statements ended December 31, 1997, and must be read in conjunction with the 1997 statements. In the opinion of management, the accompanying interim unaudited financial statements contain all adjustments necessary for a fair statement of financial position and results of operations of the Company for the interim periods.


2. Plan of Reorganization and Conversion

   A Plan and Agreement of Reorganization and Conversion was entered into on September 11, 1997 by and between Delta Agricultural and Industrial Trust and Stoneville Insurance Company whereby the Trust transferred all of its existing assets and liabilities to Stoneville on December 31, 1997 in exchange for stock in Stoneville. The Trust was then liquidated and dissolved with the stock of Stoneville distributed to its former members in accordance with the terms outlined in the Plan.


3. Operations of the Company

   The Company was formed to become the successor to the Delta Agricultural and Industrial Trust, a Mississippi self-funded workers compensation trust. The Company entered the workers compensation market in the first quarter of 1998 as a reinsurer. The Company currently does not write workers compensation insurance on a direct basis.


4. Assets Pledged

   Of the $1,274,769 in securities available-for-sale, $234,921 is pledged as collateral for a letter of credit issued to an insurer that the Company reinsures on a quota share basis. A claim can be made against the letter of credit if the ceding insurer is unable to pay claims from premiums collected by it. It is unlikely that there will be such a claim against the letter of credit.


5. Reserve for Losses and Loss Adjustment Expenses

   The reserve for losses and loss adjustment expenses ("LAE") is based upon case reserve reports received from ceding insurance companies and the company's own estimates. Loss and LAE reserves also include estimates of incurred but not reported losses based on past experience modified for current trends and estimates of expenses for investigating and settling claims. It is the company's policy to discount workers' compensation claims on reported and unreported losses to present value using an interest rate of 4.5%. Such discount resulted in a reduction in gross loss reserves of $5,997 as of March 31, 1998. The reserve for losses and LAE is attributable to a quota share reinsurance arrangement in which the Company participates only as a reinsurer. Management believes that the reserve for loss and LAE as of March 31, 1998 is adequate to cover ultimate gross cost of losses and LAE incurred through March 31, 1998. The reserve is based on estimates of losses and LAE incurred and, therefore, the amount ultimately paid may be more or less than such estimates.

6. Operations of Previously Separate Companies

   As indicated in the financial statements, the information presented for the first quarter of 1997 represents the combined information from two previously separate companies. Presented below are the operating results of each entity and the intercompany adjustments made as a result of the combination for the three months ended March 31, 1997.

                                                      Delta
                                      Stoneville   Agricultural
                                      Insurance   & Industrial
                                      Company         Trust         Combined
                                    ------------  -------------     ---------
Total Revenues                      $      0      $ 42,002          $ 42,002

Net Income                              (283)      (43,317)          (43,600)

Intercompany Interest Expense
  Eliminated                             283

Intercompany Interest Income
  Eliminated                                           283



7. Other Income

   Other Income for the first quarter of 1998 includes $28,393 in fees paid to the Company for management of certain insurance programs for a ceding carrier. For the quarter ended March 31,1997, other income represented a loss on the sale of trading securities.


8. Earnings (Loss) Per Share

   Earnings (loss) per common share is based on net income or (loss) and the weighted average number of shares outstanding during each interim period. The number of shares used in computing earnings per share is 503,384 for the quarter ended March 31, 1998. No shares were issued until December
   31, 1997, therefore no earnings per share amounts are presented for the quarter ended March 31,1997.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations


Financial Condition - March 31, 1998 Compared to December 31, 1997

         Total shareholders' equity decreased by $24,005 or 1% from $2,013,537 at December 31, 1997 to 1,989,532 at March 31, 1998. This decrease was caused by a net loss from operations of $20,123 for the first three months of 1998 and a decrease in unrealized gain on securities available-for-sale of $3,882.

         Total assets decreased by $40,352 or 1.9% at March 31, 1998 compared to December 31, 1997. Cash and investments decreased a total of $128,300 during the three months ended March 31, 1998 due primarily to limited revenue producing activities in the first quarter of 1998 coupled with the payment of certain costs associated with the Plan of Reorganization and Conversion of the Delta Agricultural and Industrial Trust that became effective December 31, 1997.

         Total liabilities decreased by $16,347 or 1.4% at March 31, 1998 compared to December 31, 1997. This decrease was due primarily to the payment of liabilities incurred in 1997 associated with the Plan of Reorganization and Conversion of the Delta Agricultural and Industrial Trust that became effective December 31, 1997.



Results of Operations - First Quarter 1998 Compared to First Quarter 1997

         The Company experienced a net loss of $20,123 during the first quarter of 1998 compared to a net loss of $43,600 during the first quarter of 1997. During the first quarter of 1998 the Company entered into a quota share reinsurance arrangement with another insurance carrier in which the Company shares in 25% of the income and is obligated to pay 25% of the expenses associated with the business written within this program. As a result of this arrangement, the Company's portion of earned premium during the first quarter of 1998 was $112,296 compared to $0 in 1997. Losses and loss adjustment expenses related to this program were $64,750 during the first three months of 1998 compared to $0 in the same period in 1997. Other expenses associated with this program totaled $30,320 during the first quarter of 1998 compared to $0 in the first quarter of 1997.The Company's share of net income associated with this program during the first quarter of 1998 was $17,226 compared to $0 in the first quarter of 1997.

         Investment income of the Company decreased from $51,678 in the first quarter of 1997 to $17,563 in the first quarter of 1998. This decrease was a result of having less cash to invest due to the funding of an Assumption Reinsurance Agreement in December, 1997 in which the Company was relieved of all of its insurance liabilities. In conjunction with this agreement, the Company paid a premium of $1,586,463 to the carrier that assumed the Company's insurance liabilities. The payment of this premium resulted in less cash being available for investment during the first quarter of 1998.

         The Company realized capital losses in the first quarter of 1997 totaling $9,959. No capital gains or losses were realized during the first quarter of 1998.

         General expenses increased from $84,870 in the first quarter of 1997 to $108,671 in 1998. This increase is due primarily to the costs involved in re-entering the commercial insurance market in the first quarter of 1998 including the costs associated with the execution of certain reinsurance agreements.

         The Company recorded an income tax benefit for the quarter ended March 31, 1998 in the amount of $10,366 compared to a tax benefit for the same quarter in 1997 of $8,551.

                         PART II:  OTHER INFORMATION

Item 1 - Legal Proceedings

There have been no material changes to the legal proceedings described in the Company's Registration Statement on Form 10-K (File Number 333-24739).


Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 27: Financial data schedule

(b) No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                           STONEVILLE INSURANCE COMPANY


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


STONEVILLE INSURANCE COMPANY
     (Registrant)



DATE: May 13,, 1998     /s/ Harry Vickery
                        --------------------------------------
                        President and Chief Accounting Officer