Form 10-Q
period 1998-06-30
STONEVILLE INSURANCE CO
filed 1998-08-14
CIK 1036506

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

                  Class                          Outstanding at August 12, 1998
         Common stock, $1.00 par value                   503,384  Shares

                             PART I: FINANCIAL INFORMATION

              Item 1 - Stoneville Insurance Company Financial Statements



Balance Sheets
 June 30, 1998 and December 31, 1997


Statements of Income and Comprehensive Income
  Three Months and Six Months Ended June 30, 1998 and 1997


Statements of Changes in Stockholders' Equity
   Period Ended December 31, 1997
   Six Months Ended June 30, 1998


Statements of Cash Flows
   Six Months Ended June 30, 1998 and 1997


Notes to Financial Statements


STONEVILLE INSURANCE COMPANY
Balance Sheets
June 30, 1998 and December 31, 1997

                                                                   June 30,        December 31,
                                                                    1998               1997
                                                               --------------    ---------------
Assets
Investments:
Trading securities (at fair value)
   Equity securities                                                   $0               $247
Securities available-for-sale (at fair value)
 Fixed maturities (amortized cost - $1,246,289 and $1,295,572)  1,269,444          1,320,855
                                                               --------------    ---------------

Total Investments                                               1,269,444          1,321,102

Cash and Cash Equivalents                                         333,564            425,493
Funds held by ceding companies                                    130,654                  0
Accrued interest receivable                                        19,977             29,819
Capital equipment leases at cost less
  accumulated depreciation of $16,561 and $12,087                  82,867              7,292
Prepaid expenses                                                   50,700             25,300
Deferred tax assets                                               216,323            322,438
Other assets                                                        1,325                575
                                                               --------------    ---------------

Total Assets                                                   $2,104,854         $2,132,019
                                                               ==============    ===============

Liabilities
Reserve for losses and loss adjustment expenses                   $56,506                 $0
Unearned Premium                                                   52,480                  0
Accounts payable and accrued liabilities                           70,448            117,226
Capital lease obligations                                           9,153              1,256
                                                               --------------    ---------------

Total Liabilities                                                 188,587            118,482
                                                               --------------    ---------------

Shareholders' Equity
Common stock ($1 par value; 650,000 shares authorized;
  503,384 shares issued)                                          503,384            503,384
Retained earnings                                               1,389,728          1,484,870
Accumulated other comprehensive income
  Unrealized gains (losses) from investments in securities         23,155             25,283
                                                               --------------    ---------------
Total Shareholders' Equity                                      1,916,267          2,013,537
                                                               --------------    ---------------
Total Liabilities and Shareholders' Equity                     $2,104,854         $2,132,019
                                                               ==============    ===============




See accompanying notes to financial statements.




STONEVILLE INSURANCE COMPANY
Statements of Income and Comprehensive Income
Six Months and Three Months Ended June 30, 1998 and 1997



                                                            Three Months Ended                                Six Months Ended
                                                                June 30,                                            June 30,
                                                       ---------------------------                      ---------------------------
                                                            1998             1997**                       1998               1997**
                                                       ---------------------------                      ---------------------------
Revenue
Premium assumed                                            $27,576             $0                       $139,872              $0
Premiums ceded                                                   0              0                              0               0
                                                       ---------------------------                     ----------------------------
Net premiums earned                                         27,576              0                        139,872               0
Investment income                                           21,282         39,178                         38,845          90,856
Net realized gains and losses on
  securities available-for-sale                                                 0                              0               0
Other                                                       28,820            844                         72,213         (9,115)
                                                       ---------------------------                     ----------------------------
Total Revenue                                               77,678         40,022                        250,930          81,741
                                                       ---------------------------                     ----------------------------
Expenses
Loss and loss adjustment expenses                           14,290              0                         79,040               0
Policy acquisition fees                                      1,930              0                          9,791               0
Program administration fees                                  4,137                                        20,981               0
Regulatory fees                                             14,070          2,502                         19,685          11,502
General expenses                                           168,732         98,890                        277,403         183,760
                                                       ---------------------------                     ----------------------------
Total Expenses                                             203,159        101,392                        406,900         195,262
                                                       ---------------------------                     ----------------------------
Net Income
  Before Income Tax Provision                            (125,481)       (61,370)                      (155,970)       (113,521)

Provision (benefit) for income taxes                      (50,462)       (31,938)                       (60,828)        (40,489)
                                                       ---------------------------                     ----------------------------
Net Income                                               ($75,019)      ($29,432)                       (95,142)       ($73,032)

Other Comprehensive Income
  Unrealized gain (loss) on investments in securities
    net of income tax affect                                 1,754         10,253                        (2,128)           2,539
                                                       ---------------------------                     ----------------------------
Comprehensive Income                                     ($73,265)      ($19,179)                      ($97,270)       ($70,493)
                                                       ===========================                     ============================


Per Share Data
Net Income                                                 ($0.14)                                       ($0.18)
                                                       ============                                     ==========

** 1997 represents the combined information of two previously separate entities.

See accompanying notes to financial statements.


STONEVILLE INSURANCE COMPANY
Statements of Changes in Shareholders' Equity
For Periods Indicated




                                                                                         Accumulated
                                                             Common Stock                  Other                          Total
                                                         -----------------------       Comprehensive    Retained      Shareholders'
                                                            Shares       Amount           Income        Earnings        Equity
                                                         -------------------------------------------------------------------------
Balance at December 31, 1996                                     0             $0          ($9,236)   $2,462,693      $2,453,457
1997**
  Net income (loss)                                                                                    (474,439)       (474,439)

  Issuance of stock upon conversion from a Trust           503,384        503,384                      (503,384)               0
   to a stock company

  Net increase in unrealized appreciation of
    securities available for sale net of tax                                                 34,519                       34,519
                                                         -------------------------------------------------------------------------
Balance at December 31, 1997                               503,384       $503,384           $25,283   $1,484,870      $2,013,537

  1998
  Net income (loss)                                                                                     (95,142)        (95,142)

  Net increase (decrease) in unrealized appreciation of
    securities available for sale net of tax                                                (2,128)                      (2,128)
                                                         -------------------------------------------------------------------------

Balance at June 30, 1998                                   503,384       $503,384           $23,155   $1,389,728      $1,916,267
                                                           =======       ========           =======   ==========      ==========






** 1997 represents the combined information of two previously separate entities.

See accompanying notes to financial statements.

STONEVILLE INSURANCE COMPANY
Statements of Cash Flows
Six Months Ended June 30, 1998 and 1997


                                                               1998     1997**
                                                          ----------  ---------
Cash Flows From Operating Activities
Premiums collected                                               $0          $0
Losses and loss adjustment expenses paid                          0   (879,879)
Refunds and premium adjustments paid                              0    (60,241)
Administrative expenses paid                              (346,586)   (208,011)
Income taxes (paid) refund received                         166,943    (37,417)
Investment income received                                   54,571     105,953
Other income received                                        61,713           0
Net (increase) decrease in trading securities                     0   1,680,339
Interest paid                                                 (250)           0
                                                          ----------  ---------
Net Cash Provided by Operating Activities                  (63,609)     600,744
                                                          ----------  ---------
Cash Flows From Investing Activities
Proceeds from sales of available-for-sale securities         43,832           0
Purchase of held-to-maturity securities                               (589,285)
Transfer of held-to-maturity security to cash equivalent          0     507,686
Capital expenditures                                       (80,049)           0
                                                          ----------  ---------
Net Cash Provided by Investing Activities                  (36,217)    (81,599)
                                                          ----------  ---------
Cash Flows From Financing Activities
Proceeds from capital leases                                  9,574           0
Principal payments under capital lease obligations          (1,677)       (170)
                                                          ----------  ---------
Net Cash Used in Financing Activities                         7,897       (170)
                                                          ----------  ---------
Net Increase (Decrease) in Cash and
  Cash Equivalents                                         (91,929)     518,975

Cash and Cash Equivalents at Beginning of Period            425,493   1,379,935
                                                          ---------- ----------
Cash and Cash Equivalents at End of Period                 $333,564  $1,898,910
                                                          ========== ==========











** 1997 represents the combined information of two previously separate entities.

See accompanying notes to financial statements.

STONEVILLE INSURANCE COMPANY
Statements of Cash Flows (Continued)
Six Months Ended June 30, 1998 and 1997



Reconciliation of net income to net cash provided              1998     1997**
                                                          ----------  ---------
  by Operating Activities

Net Income                                                ($95,142)   ($73,032)
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                               4,474       3,919
   Decrease in trading securities                                 0   1,696,697
   Decrease in premiums receivable                                0           0
   Increase in Funds held by ceding companies             (130,654)           0
   Decrease (increase) in prepaid expenses                 (25,400)     (2,867)
   Decrease (increase) in accrued interest receivable         9,842      11,054
   (Increase) decrease in notes and other receivables             0     (9,958)
   (Increase) decrease in other assets                        (750)
   Amortization of bond premium (discount)                    5,698       2,201
   Increase (decrease) in unpaid loss and loss adjustment    56,506   (879,879)
    expenses
   (Decrease) increase in accounts payable and accrued     (46,778)     (9,294)
     liabilities
    Increase in unearned premiums                            52,480           0

   Increase (decrease) in premium adjustment reserve              0    (60,191)
   (Decrease) increase in income tax liability              106,115    (77,906)
                                                          ----------  ---------
Net cash provided by operating activities                 ($63,609)    $600,744
                                                          ==========  =========

















 ** 1997 represents the combined information of two previously separate entities.

See accompanying notes to financial statements.

Stoneville Insurance Company
Notes to Financial Statements
Quarters Ended June 30, 1998 and 1997


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

4.        Assets Pledged

          Of the $1,269,444 in securities available-for-sale, $234,921 is pledged as collateral for a letter of credit issued to an insurer that the Company reinsures on a quota share basis. A claim can be made against the letter of credit if the ceding insurer is unable to pay claims from premiums collected by it. It is unlikely that there will be such a claim against the letter of credit.

5.        Reserve for Losses and Loss Adjustment Expenses

          The reserve for losses and loss adjustment expenses ("LAE") is based upon case reserve reports received from ceding insurance companies and the company's own estimates. Loss and LAE reserves also include estimates of incurred but not reported losses based on past experience modified for current trends and estimates of expenses for investigating and settling claims. It is the company's policy to discount workers' compensation claims on reported and unreported losses to present value using an interest rate of 4.5%. Such discount resulted in a reduction in gross loss reserves of $9,078 as of June 30, 1998. The reserve for losses and LAE is attributable to a quota share reinsurance arrangement in which the Company participates only as a reinsurer. Management believes that the reserve for loss and LAE as of June 30, 1998 is adequate to cover ultimate gross cost of losses and LAE incurred through June 30, 1998. The reserve is based on estimates of losses and LAE incurred and, therefore, the amount ultimately paid may be more or less than such estimates.

6.        Operations of Previously Separate Companies

          As indicated in the financial statements, the information presented for the six months and three months ended June 30, 1997 represents the combined information from two previously separate companies. Presented below are the operating results of each entity and the intercompany adjustments made as a result of the combination combination for the six months ended June 30, 1997.

                                                       Delta
                                  Stoneville      Agricultural
                                  Insurance       & Industrial
                                  Company              Trust         Combined
                                 -----------      ------------    -----------
 Total Revenues                  $     0          $  81,741         $  81,741

 Net Income                         (588)           (72,444)          (73,032)

 Intercompany Interest Expense
   Eliminated                        588

 Intercompany Interest Income
   Eliminated                                           588



7.        Other Income

          Other Income for the six months ended June 30, 1998 includes
          $57,044 in fees paid to the Company for management of certain insurance programs for a ceding carrier. For the six months ended June 30, 1997, other income represented a loss on the sale of trading securities.

8.        Earnings (Loss) Per Share

          Earnings (loss) per common share is based on net income or (loss) and the weighted average number of shares outstanding during each interim period. The number of shares used in computing earnings per share is 503,384 for the quarter ended June 30, 1998. No shares were issued until December 31, 1997, therefore no earnings per share amounts are presented for the period ended June 30, 1997.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations


Financial Condition - June 30, 1998 Compared to December 31, 1997

     Total shareholders' equity decreased by $97,270 or 4% from $2,013,537 at December 31, 1997 to $1,916,267 at June 30, 1998. This decrease was caused by a net loss from operations of $95,142 for the first six months of 1998 and a decrease in unrealized gain on securities available-for-sale of $2,128.

     Total assets decreased by $27,165 or 1.3% at June 30, 1998 compared to December 31, 1997. Cash and investments decreased a total of $143,587 during the six months ended June 30, 1998 due primarily to limited revenue producing activities in the first six months of 1998 coupled with the payment of certain costs associated with the development of the Company's claims and risk control services. In July of 1998, the Company entered into two agreements with another insurance carrier. Under one agreement the Company will service certain workers compensation claims on behalf of the other insurance carrier in Mississippi. Under the other agreement the Company will provide loss control services to certain insureds of the other insurance carrier. Additional expenditures were made relating to the Plan of Reorganization and Conversion of the Delta Agricultural and Industrial Trust that became effective December 31, 1997.

     Total liabilities increased by $70,105 or 59.17% at June 30, 1998 compared to December 31, 1997. This increase was due primarily to the purchase of claims administration software, the payment for which was not due until after the balance sheet date.


     Results of Operations - Quarter and Six Months Ended June 30, 1998 Compared to Quarter and Six Months Ended June 30, 1997

     The Company experienced a net loss of $75,019 during the second quarter of 1998 compared to a net loss of $29,432 during the second quarter of 1997. During the first quarter of 1998 the Company entered into a quota share reinsurance arrangement with another insurance carrier in which the Company shares in 25% of the income and is obligated to pay 25% of the expenses associated with the business written within this program. As a result of this arrangement, the Company's portion of earned premium during the second quarter of 1998 was $27,576 compared to $0 in 1997. Losses and loss adjustment expenses related to this program were $14,290 during the second quarter of 1998 compared to $0 in the same period in 1997. Other expenses associated with this program totaled $8,844 during the second quarter of 1998 compared to $0 in the second quarter of 1997. The Company's share of net income before tax associated with this program during the second quarter of 1998 was $4,442 compared to $0 in the second quarter of 1997.

     The Company experienced a net loss of $95,142 during the six months ended June 30,1998 compared to a net loss of 73,032 during the same period in 1997. As a result of the quota share reinsurance arrangement, the Company had earned premium for the six months ended June 30, 1998 of $139,872 compared to $0 in 1997. Losses and loss adjustment expenses related to this program totaled $79,040 for the first six months of 1998 compared to $0 in 1997. Other expenses related to this program totaled $39,164 for the first six months of 1998 compared to $0 in 1997. Net income before tax from this program was $21,668 for the first six months of 1998 compared to $0 in 1997.

     Investment income of the Company decreased from $39,178 in the second quarter of 1997 to $21,282 in the second quarter of 1998. This decrease was a result of having less cash to invest due to the funding of an Assumption Reinsurance Agreement in December, 1997 in which the Company was relieved of all of its insurance liabilities as of that date. In conjunction with this agreement, the Company paid a premium of $1,586,463 to the carrier that assumed the Company's insurance liabilities. The payment of this premium resulted in less cash being available for investment during 1998.

     As a result of having less cash available to invest as described above, investment income of the Company for the six months ended June 30, 1998 decreased to $38,845 from $90,856 for the first six months of 1997.

     The Company realized capital gains in the second quarter of 1997 totaling $844. No capital gains or losses were realized during the second quarter of 1998. The Company realized capital losses of $9,115 for the six months ended June 30, 1997 compared to $0 in capital gains and losses for the six months ended June 30, 1998.

     General expenses increased from $98,890 in the second quarter of 1997 to $168,732 in the same period in 1998. This increase is due primarily to the development of a claims and risk control department within the Company that began providing claims and risk control services in July, 1998. Under one agreement the Company will service certain workers compensation claims on behalf of the other insurance carrier in Mississippi. Under the other agreement the Company will provide loss control services to certain insureds of the other insurance carrier. For the six months ended June 30, 1998, general expenses were $277,403 compared to $183,760 for the same period in 1997. This increase is due primarily to the costs involved in re-entering the commercial insurance market in the first quarter of 1998 including the costs associated with the execution of certain reinsurance agreements and the development of a claims and risk control department within the Company.

     The Company recorded an income tax benefit for the quarter ended June 30, 1998 of $50,462 compared to a tax benefit for the same quarter in 1997 of $31,938. The tax benefit for the six months ended June 30, 1998 was $60,828 compared to $40,489 for the six months ended June 30, 1997. The increased tax benefit for both the quarter and six month period ended June 30, 1998 was a result of larger operating losses experienced by the Company during this period in 1998 compared to 1997.

                         PART II:  OTHER INFORMATION

Item 1 - Legal Proceedings

There have been no material changes to the legal proceedings described in the Company's Registration Statement on Form 10-K (File Number 333-24739).


Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 27: Financial data schedule

(b) No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                           STONEVILLE INSURANCE COMPANY


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


STONEVILLE INSURANCE COMPANY
     (Registrant)



DATE: August 14, 1998   /s/ Harry Vickery
                        --------------------------------------
                        President and Chief Accounting Officer