Form 10-Q
period 1998-09-30
STONEVILLE INSURANCE CO
filed 1998-11-13
CIK 1036506

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



Balance Sheets
 September 30, 1998 and December 31, 1997


Statements of Income and Comprehensive Income
  Three Months and Nine Months Ended September 30, 1998 and 1997


Statements of Changes in Stockholders' Equity
   Period Ended December 31, 1997
   Nine Months Ended September 30, 1998


Statements of Cash Flows
   Nine Months Ended September 30, 1998 and 1997


Notes to Financial Statements


STONEVILLE INSURANCE COMPANY
Balance Sheets
September 30, 1998 and December 31, 1997


                                                                                            September 30,       December 31,
                                                                                                 1998                1997
                                                                                           --------------      -------------

Assets
Investments:
Trading securities (at fair value)
   Equity securities                                                                               $0                $247
Securities available-for-sale (at fair value)
   Fixed maturities (amortized cost - $1,495,002 and $1,295,572)                            1,539,679           1,320,855
                                                                                           --------------      -------------
Total Investments                                                                           1,539,679           1,321,102

Cash and cash equivalents                                                                     996,360             425,493
Funds held by ceding companies                                                                652,801                   0
Fees receivable                                                                               238,030                   0
Accrued interest receivable                                                                    27,694              29,819
Capital equipment leases at cost less
   accumulated depreciation of $21,756 and $12,087                                             87,121               7,292
Prepaid expenses                                                                               29,517              25,300
Deferred tax assets                                                                           213,396             322,438
Other assets                                                                                    1,525                 575
                                                                                           --------------      -------------
Total Assets                                                                               $3,786,123          $2,132,019
                                                                                           ==============      =============

Liabilities
Reserve for losses and loss adjustment expenses                                              $939,688                  $0
Unearned premium                                                                              629,872                   0
Unearned fees                                                                                 169,021
Accounts payable and accrued liabilities                                                       96,486             117,226
Capital lease obligations                                                                       8,689               1,256
                                                                                           --------------      -------------
Total Liabilities                                                                           1,843,756             118,482
                                                                                           --------------      -------------

Shareholders' Equity
Common stock ($1 par value; 650,000 shares authorized;
  503,384 shares issued)                                                                      503,384             503,384
Retained earnings                                                                           1,394,306           1,484,870
Accumulated other comprehensive income
  Unrealized gains from investments in securities                                              44,677              25,283
                                                                                           --------------      -------------
Total Shareholders' Equity                                                                  1,942,367           2,013,537
                                                                                           --------------      -------------
Total Liabilities and Shareholders' Equity                                                 $3,786,123          $2,132,019
                                                                                           ==============      =============







See accompanying notes to financial statements.

STONEVILLE INSURANCE COMPANY
Statements of Income and Comprehensive Income
Three Months and Nine Months Ended September 30, 1998 and 1997



                                                                      Three Months Ended                 Nine Months Ended
                                                                         September 30,                    September 30,
                                                                 -------------------------       ---------------------------
                                                                         1998     1997*                  1998     1997*
                                                                 -------------------------       ---------------------------
Revenue
Premium assumed                                                   $210,672             $0          $350,544              $0
Premiums ceded                                                           0              0                 0               0
                                                                 -------------------------       ---------------------------
Net premiums earned                                                210,672              0           350,544               0
Investment income                                                   26,621         47,694            65,466         138,550
Other                                                              131,017         (9,958)          203,229         (19,073)
                                                                 -------------------------       ---------------------------
Total Revenue                                                      368,310         37,736           619,239         119,477
                                                                 -------------------------       ---------------------------

Expenses
Loss and loss adjustment expenses                                   39,032              0           118,072               0
Policy acquisition fees                                             14,747              0            24,538               0
Program administration fees                                         31,723                           52,704               0
Regulatory fees                                                     18,312          5,751            37,997          17,253
General expenses                                                   256,991        109,603           534,393         293,363
                                                                 -------------------------       ---------------------------
Total Expenses                                                     360,805        115,354           767,704         310,616
                                                                 -------------------------       ---------------------------
Net Income
  Before Income Tax Provision                                        7,505        (77,618)         (148,465)       (191,139)

Provision (benefit) for income taxes                                 2,927        (26,045)          (57,901)        (66,534)
                                                                 -------------------------       ---------------------------
Net Income (Loss)                                                   $4,578       ($51,573)          (90,564)      ($124,605)

Other Comprehensive Income
  Unrealized gain (loss) on investments in securities
    net of income tax affect                                        21,522         12,914            19,394          15,453
                                                                 -------------------------       ---------------------------
Comprehensive Income (Loss)                                        $26,100       ($38,659)         ($71,170)      ($109,152)
                                                                 =========================       ===========================



Per Share Data
Net Income (Loss)                                                    $0.01         ($.10)             ($0.17)        ($0.25)
                                                                 ==========     =========        ============      =========


*1997 represents the combined information of two previously separate entities.

See accompanying notes to financial statements.


STONEVILLE INSURANCE COMPANY
Statements of Changes in Shareholders' Equity
For Periods Indicated




                                                                               Accumulated
                                                              Common Stock       Other                             Total
                                                          ------------------- Comprehensive     Retained        Shareholders'
                                                              Shares  Amount     Income         Earnings           Equity
                                                          -----------------------------------------------------------------
Balance at December 31, 1996                                    0       $0      ($9,236)        $2,462,693      $2,453,457
1997*
  Net income (loss)                                                                               (474,439)       (474,439)


  Issuance of stock upon conversion from a Trust          503,384 503,384                         (503,384)              0
   to a stock company

  Net increase in unrealized appreciation of
    securities available for sale net of tax                                     34,519                             34,519
                                                          -----------------------------------------------------------------


Balance at December 31, 1997                              503,384 $503,384      $25,283         $1,484,870      $2,013,537

1998
  Net income (loss)                                                                                (90,564)        (90,564)

  Net increase (decrease) in unrealized appreciation of
    securities available for sale net of tax                                     19,394                             19,394
                                                          -----------------------------------------------------------------
Balance at September 30, 1998                             503,384 $503,384      $44,677         $1,394,306      $1,942,367
                                                          =================================================================




*1997 represents the combined information of two previously separate entities.

See accompanying notes to financial statements.


STONEVILLE INSURANCE COMPANY
Statements of Cash Flows
Nine Months Ended September 30, 1998 and 1997


                                                                                               1998                         1997*
                                                                                         -------------                -------------
Cash Flows From Operating Activities
Premiums collected                                                                         $1,223,237                          $0
Losses and loss adjustment expenses paid                                                     (172,159)                 (1,124,467)
Refunds and premium adjustments paid                                                                0                     (63,172)
Administrative expenses paid                                                                 (571,316)                   (304,595)
Income taxes net refund received                                                              166,943                      97,071
Investment income received                                                                     74,617                     154,024
Other income received                                                                         123,720                           0
Net decrease in trading securities                                                                  0                   1,676,780
Interest paid                                                                                    (401)                          0
                                                                                         -------------                -------------
Net Cash Provided by Operating Activities                                                     844,641                     435,641
                                                                                         -------------                -------------
Cash Flows From Investing Activities
Proceeds from sales of available-for-sale securities                                           45,097                       2,067
Purchase of available-for-sale securities                                                    (251,692)                   (587,775)
Proceeds from maturities of held-to-maturity securities                                             0                     422,220
Transfer of held-to-maturity security to cash equivalent                                            0                     286,242
Capital expenditures                                                                          (65,037)                          0
                                                                                         -------------                -------------
Net Cash Provided by (used in) Investing Activities                                          (271,632)                    122,754
                                                                                         -------------                -------------
Cash Flows From Financing Activities
Principal payments under capital lease obligations                                             (2,142)                     (1,845)
                                                                                         -------------                -------------
Net Cash (used in) Financing Activities                                                         2,142                      (1,845)
                                                                                         -------------                -------------
Net Increase in Cash and
  Cash Equivalents                                                                            570,867                     556,550

Cash and Cash Equivalents at Beginning of Period                                              425,493                   1,379,935
                                                                                         -------------                -------------
Cash and Cash Equivalents at End of Period                                                   $996,360                  $1,936,485
                                                                                         =============                =============













                                                             Continued

*1997 represents the combined information of two previously separate entities.

See accompanying notes to financial statements.





STONEVILLE INSURANCE COMPANY
Statements of Cash Flows (Continued)
Nine Months Ended September 30, 1998 and 1997



Reconciliation of net income to net cash provided                                                1998                        1997*
  by Operating Activities                                                                -------------                -------------
Net Income                                                                                   ($90,564)                  ($124,605)
  Adjustments to reconcile net income to net cash
  provided by operating activities:
   Realized loss or (gain) on sale of assets                                                        0                      19,073
   Depreciation                                                                                 9,669                       3,614
   Decrease in trading securities                                                                   0                   1,676,780
   Decrease (increase) in funds held by ceding company                                       (652,801)                          0
   Decrease (increase) in prepaid expenses                                                     (4,217)                     11,815
   Decrease (increase) in accrued interest receivable                                           2,125                           0
   (Increase) decrease in notes and other receivables                                        (238,030)                     14,575
   (Increase) decrease in other assets                                                           (950)                     (1,700)
   Amortization of bond premium                                                                 7,414
   Increase (decrease) in unpaid loss and loss adjustment expenses                            939,688                  (1,124,467)
   (Decrease) increase in accounts payable and accrued liabilities                            (35,628)                    (69,981)
   Increase (decrease) in unearned fees                                                       169,021
   Increase (decrease) in unearned premiuns                                                   629,872
   (Decrease) increase in deferred taxes                                                      109,042                      30,537
                                                                                         -------------                -------------

Net cash provided by operating activities                                                    $844,641                    $435,641
                                                                                         =============                =============
   Non-cash financing and investing activities
    Issuance of stock for Trust units                                                                                    $503,384
                                                                                                                      =============
   Captial Leases incurred                                                                     $9,574
                                                                                         =============














*1997 represents the combined information of two previously separate entities.

See accompanying notes to financial statements.

Stoneville Insurance Compaoy
Notes to Financial Statements
Quarters Ended September 30, 1998 and 1997


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


3.      Operations of the Company

        The Company was formed to become the successor to the Delta Agricultural and Industrial Trust, a Mississippi self-funded workers compensation trust. The Company entered the workers compensation market in the first quarter of 1998 as a reinsurer. Although The Company did not write workers compensation insurance on a direct basis during the first three quarters of 1998, it has begun doing so in the fourth quarter.


4.      Assets Pledged

        Of the $1,539,679 in securities available-for-sale, $200,000 is pledged as collateral for a letter of credit issued to an insurer that the Company reinsures on a quota share basis. A claim can be made against the letter of credit if the ceding insurer is unable to pay claims from premiums collected by it.

        Additionally, $885,949 in cash is pledged as collateral for a letter of credit issued to an insurer that the Company reinsures. The letter of credit secures the payment of claims being administered by the Company.

5.      Reserve for Losses and Loss Adjustment Expenses

        The reserve for losses and loss adjustment expenses ("LAE") is based upon case reserve reports received from ceding insurance companies and the company's own estimates. Loss and LAE reserves also include estimates of incurred but not reported losses based on past experience modified for current trends and estimates of expenses for investigating and settling claims. It is the Company's policy to discount workers' compensation claims on reported and unreported losses to present value using an interest rate of 4.5%. Such discount resulted in a reduction in gross loss reserves of $20,808 as of September 30, 1998. The reserve for losses and LAE is attributable to reinsurance arrangements in which the Company participates only as a reinsurer. Management believes that the reserve for loss and LAE as of September 30, 1998 is adequate to cover the ultimate gross cost of losses and LAE incurred through September 30, 1998. The reserve is based on estimates of losses and LAE incurred and, therefore, the amount ultimately paid may be more or less than such estimates.

        Included in the reserve for loss and loss adjustment expenses is $789,686 of reserves associated with a reinsurance agreement that is being accounted for using the deposit method. Under this method, no premium income is recorded. Income or expenses are recorded only as claims are settled. During the quarter ended September 30, 1998, the Company recognized $90,000 of income from settlement activity by reducing claims expense and the reserve for loss and loss adjustment expenses. Since claims under this reinsurance arrangement are expected to be settled in a short period of time, their reserves have not been discounted.


6.      Operations of Previously Separate Companies

        As indicated in the financial statements, the information presented for the nine months and three months ended September 30, 1997 represents the combined information from two previously separate entities. Presented below are the operating results of each entity and the intercompany adjustments made as a result of the combination for the nine months ended September 30, 1997.

                                                     Delta
                                      Stoneville  Agricultural
                                      Insurance   & Industrial
                                      Company        Trust            Combined

        Total Revenues                $     0      $ 120,376         $ 120,376

        Net Income                    ( 1,481)      (123,124)         (124,605)

        Intercompany Interest Expense
          Eliminated                      899

        Intercompany Interest Income
          Eliminated                                     899



7.      Other Income

        Other Income for the nine months ended September 30, 1998 includes $188,233 in fees earned by the Company for management of certain insurance programs for a ceding carrier. For the nine months ended September 30, 1997, other income represented a loss on the sale of trading securities.


8.      Earnings (Loss) Per Share

        Earnings (loss) per common share is based on net income (loss) and the weighted average number of shares outstanding during each interim period. The number of shares used in computing earnings per share is 503,384 for the quarter ended September 30, 1998. No shares were issued until December 31, 1997. Consequently, earnings per share for 1997 was calculated using 503,384 shares, the aggregate shares issued as a part of the plan of conversion and reorganization.

Item 2: Management's Discvssion and Analysis of Financial Condition and Results of Operations

Financial Condition - September 30, 1998 Compared to December 31, 1997

        Total shareholders' equity decreased by $71,170 or 3.5% from $2,013,537 at December 31, 1997 to $1,942,367 at September 30, 1998. This decrease was caused by a net loss from operations of $90,564 for the first nine months of 1998 and a increase in unrealized gain on securities available-for-sale of $19,394.

     Total assets increased by $1,654,104 or 77.6% at September 30, 1998 compared to December 31, 1997. Cash and investments increased a total of $789,444 during the nine months ended September 30, 1998 due primarily to the funding of a reinsurance agreement whereby the Company agreed to assume all of the insurance liabilities of the business written by Delta Agricultural and Industrial Trust. These insurance liabilities had previously been assumed by another commercial carrier as part of an assumption reinsurance agreement with the Trust. The commercial carrier remains the ultimate guarantor of the payment of these insurance liabilities with the Company's involvement limited to that of a reinsurer. The cash and liabilities received by the Company as a result of this reinsurance agreement totaled $1,051,845. Claims totaling $165,896 were paid in conjunction with this agreement during the period ending September 30, 1998. The Company also made significant disbursements in the development of its risk control and claims management services division during the nine months ended September 30, 1998. Funds held by ceding companies increased by $652,801 during the period due to a significant amount of insurance written during the three months ended September 30, 1998. Additionally, because the Company provides risk control and claims management services to the ceding company on this business, fees due from the ceding company also increased by $238,030 during the period.

     Total liabilities increased by $1,725,274 or 1,456% at September 30, 1998 compared to December 31, 1997. This increase was due primarily to the insurance liabilities assumed as a part of the reinsurance agreement discussed above. The cash received as a part of this arrangement collateralizes a letter of credit to the ceding carrier guaranteeing the payment of these liabilities. The Company also increased its reserve for losses and loss adjustment expenses for its share of insurance liabilities associated with a quota share reinsurance arrangement. As a result of these two reinsurance arrangements, total reserve for loss and loss adjustment expenses increased to $939,688 at September 30, 1998 compared to $0 at December 31, 1997. Unearned premium from the quota share reinsurance arrangement increased $629,872 as a result of a significant amount of insurance business written during the period. Unearned risk control and claims management fees also increased by $169,021 as a result of the business written.

Results of Operations - Quarter and Nine Months Ended September 30, 1998 Compared to Quarter and Nine Months Ended September 30, 1997

     The Company experienced net income of $4,578 during the third quarter of 1998 compared to a net loss of $51,573 during the third quarter of 1997. During the first quarter of 1998 the Company entered into a quota share reinsurance arrangement with another insurance carrier in which the Company shares in 25% of the income and is obligated to pay 25% of the expenses associated with the business written within this program. As a result of this arrangement, the Company's portion of earned premium during the third quarter of 1998 was $210,672 compared to $0 in 1997. Losses and loss adjustment expenses related to this program were $129,032 during the third quarter of 1998 compared to $0 in the same period in 1997. Other expenses associated with this program totaled $64,782 during the third quarter of 1998 compared to $0 in the third quarter of 1997. The Company's share of net income before tax associated with this program during the third quarter of 1998 was $16,858 compared to $0 in the third quarter of 1997. During the third quarter of 1998, the Company entered into a reinsurance agreement with another carrier whereby the Company reinsured the ceding carrier for 100% of the liabilities that were assumed by the ceding carrier from Delta Agricultural and




Industrial Trust at December 31, 1997. The Company recognizes income or loss from this arrangement as claims are settled by increasing or decreasing loss and loss adjustment expenses on the statement of income. During the quarter ended September 30, 1998, the Company decreased its loss and loss adjustment expenses by $90,000 for the income that was attributable to settlements during the period compared to $0 for the same period in 1997.

        The Company experienced a net loss of $90,564 during the nine months ended September 30,1998 compared to a net loss of 124,605 during the same period in 1997. As a result of the quota share reinsurance arrangement, the Company had earned premium for the nine months ended September 30, 1998 of $350,544 compared to $0 in 1997. Losses and loss adjustment expenses related to this program totaled $208,072 for the first nine months of 1998 compared to $0 in 1997. Other expenses related to this program totaled $115,239 for the first nine months of 1998 compared to $0 in 1997. Net income before tax from this program was $27,233 for the first nine months of 1998 compared to $0 in 1997. As a result of the reinsurance agreement entered into during the third quarter of 1998, the company recognized a reduction in loss and loss adjustment expenses from settled claims during the nine months ended September 30, 1998 in the amount of $90,000 compared to $0 in the same period in 1997.

     Investment income of the Company decreased from $47,694 in the third quarter of 1997 to $26,621 in the third quarter of 1998. This decrease was a result of having less cash to invest for three primary reasons: the funding of an Assumption Reinsurance Agreement in December, 1997 in which the Company paid a premium of $1,586,463 to be relieved of all of its insurance liabilities; net operating losses during the first half of 1998; and the payment of significant claims under a reinsurance agreement funded in July, 1998. Although the Company received $1,051,845 from a ceding carrier in conjunction with this reinsurance arrangement, the net cash available for investment, after payment of claims, was significantly less in the third quarter of 1998 compared to 1997.


       As a result of having less cash available to invest as described above, investment income of the Company for the nine months ended September 30, 1998 decreased to $65,466 from $138,550 for the first nine months of 1997.

        The Company realized capital losses in the third quarter of 1997 totaling $9,958. No capital gains or losses were realized during the third quarter of 1998. The Company realized capital losses of $19,073 for the nine months ended September 30, 1997 compared to $0 in capital gains and losses for the nine months ended September 30, 1998.

        The Company recognized "other income" of $131,017 in third quarter of 1998 related primarily to services provided to the ceding carrier in reinsurance arrangements compared to $0 for the same quarter of 1997. Other income related primarily to these services for the nine months ended September 30, 1998 totaled $203,229 compared to $0 for the same period in 1997.

        During the first nine months of 1998, the Company acted as a reinsurer only and did no direct writing. Effective October 1, 1998, the Company began writing direct workers's compensation insurance to employers with annual premiums generally less than $4,000. The Company will cede 50% of this program to a reinsurer under a quota share reinsurance arrangement.

        General expenses increased from $109,603 in the third quarter of 1997 to $256,991 in the same period in 1998. This increase is due primarily to the development of a claims and risk control department within the Company that began providing claims and risk control services in July, 1998. For the nine months ended September 30, 1998, general expenses were $534,393 compared to $293,363 for the same period in

1997. This increase is due primarily to the costs involved in re-entering the commercial insurance market in the first quarter of 1998 including the costs associated with the execution of certain reinsurance agreements and the development of a claims and risk control department within the Company.

        The Company recorded an income tax provision for the quarter ended September 30, 1998 of $2,927 compared to a tax benefit for the same quarter in 1997 of $26,045. The tax benefit for the nine months ended September 30, 1998 was $57,901 compared to $66,534 for the nine months ended September 30, 1997. The tax provision for the third quarter of 1998 was a result of having a net operating profit the quarter compared to a net loss for the same period in 1997. The increased tax benefit for the nine months ended September 30, 1998 was a result of larger operating losses experienced by the Company during this period compared to 1997.

                         PART II:  OTHER INFORMATION

Item 1 - Legal Proceedings

There have been no material changes to the legal proceedings described in the Company's Registration Statement on Form 10-K (File Number 333-24739).


Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 27: Financial data schedule

(b) No reports on Form 8-K were filed during the quarter ended
    September 30, 1998.

                           STONEVILLE INSURANCE COMPANY


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


STONEVILLE INSURANCE COMPANY
     (Registrant)



DATE: November 13, 1998 /s/ Harry Vickery
                        --------------------------------------
                        President and Chief Accounting Officer