Form 10KSB
period 1998-12-31
STONEVILLE INSURANCE CO
filed 1999-03-31
CIK 1036506

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   FORM 10-KSB

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998 or
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 333-24739
                                               ---------

                          STONEVILLE INSURANCE COMPANY
                          ----------------------------
             (exact name of Registrant as specified in its charter)

        MISSISSIPPI                                   72-1341156
---------------------------------------     ------------------------------
(State or other jurisdiction of             (I.R.S. Identification Number)
incorporation of organization)

633 North State Street, Suite 200,
Jackson, Mississippi                                 39202-7817
----------------------------------------    ------------------------------
(Address of principal executive offices)             (Zip Code)

Registrants telephone number, including area code: (601-352-7817)
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                           -------

Securities registered pursuant to Section 12(g) of the Act:  None
                                                           -------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes (X ) No ( )

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ( X ) NO ()

     Issuer's revenues for the most recent fiscal year: $2,088,336

     Aggregate market value of equity held by non-affiliates: To the issuer's knowledge there has never been a sale of its common stock or any bid or asked prices of such stock.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

          Class                         Outstanding at March 25, 1999
     Common stock, $1.00 par value              503,384 Shares


                       DOCUMENTS INCORPORATED BY REFERENCE

                                 Not Applicable

                          STONEVILLE INSURANCE COMPANY
                                   FORM 10-KSB

                                     PART I

     In addition to historical information, this report contains statements which constitute forward-looking statements and information which are based on management's beliefs, plans, expectations and assumptions and on information currently available to management. The words "may," "should," "expect," "anticipate," "intend," "plan," "continue," "believe," "seek," "estimate," and similar expressions used in this report that do not relate to historical facts are intended to identify forward-looking statements. These statements appear in a number of places in this report, including, but not limited to, statements found in Item 1 "Description of Business" and in Item 6 "Management's Discussion and Analysis." All phases of the Company's operations are subject to a number of risks and uncertainties. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projections in the forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this report, including, without limitation, the portions referenced above, and the uncertainties set forth from time to time in the Company's other public reports and filings and public statements, many of which are beyond the control of the Company, and many of which, or a combination of which, could materially affect the results of the Company's operations and whether forward-looking statements made by the Company ultimately prove to be accurate.

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

     Stoneville Insurance Company (the "Company") is a Mississippi domestic property and casualty insurer formed December 13, 1996. The Company was licensed by the Mississippi Department of Insurance on January 1, 1998 to write workers' compensation insurance in the State of Mississippi. The Company's home office is located in Jackson, Mississippi.

     The Company was formed to become the successor of Delta Agricultural and Industrial Trust, which was a Mississippi workers' compensation self insurance trust (the "Trust") formed in 1991 by members of the Delta Council of Stoneville, Mississippi, as a response to the unavailability of workers' compensation insurance at reasonable prices. Pursuant to a Plan and Agreement of Reorganization and Conversion of the Trust (the "Plan") which was effective at the close of business on December 31, 1997: (i) the Trust transferred substantially all its assets and liabilities (other than insurance liabilities) to the Company; (ii) in exchange for the contribution of the such assets and liabilities by the Trust to the Company, the Company issued shares of common stock of the Company to the Trust; and (iii) the Trust liquidated and distributed to former members of the Trust one (1) share of the Company's common stock for each trust unit ($4.00 of value of Trust equity) allocable to such former member.

     The Company currently operates as a reinsurer for certain direct commercial writers of workers' compensation insurance in the State of Mississippi. The Company also writes direct workers' compensation insurance for small employers in Mississippi. During 1999 the Company anticipates reinsuring certain direct commercial writers of workers' compensation insurance in Arkansas. The Company intends to enter into an agreement to acquire American Colonial Insurance Company ("American Colonial"). American Colonial is a small Arkansas domestic property and casualty insurer formed April 15, 1958 and is licensed to write workers' compensation insurance in the State of Arkansas. The acquisition was approved by the Arkansas Commissioner of Insurance on March 19, 1999. Although the acquisition is subject to certain other conditions, the Company anticipates completing the acquisition by March 31, 1999. Upon consummation of the acquisition, it is anticipated that American Colonial will be re-named
Stoneville Insurance Company of Arkansas and will write direct workers' compensation insurance for small employers in Arkansas.

     The Company has entered into an agreement to provide full workers' compensation claims administration and risk control services to the commercial insurers that it reinsures in Mississippi and Arkansas. The Company also provides full workers' compensation claims administration and risk control services for the Company's direct workers' compensation insurance written in Mississippi. In January 1999, the Company formed Stoneville Service Company as a wholly owned subsidiary of the Company to conduct claims administration and risk control business. Stoneville Service Company is a Mississippi corporation. It has been authorized in Arkansas to provide workers' compensation claims administration services. Stoneville Service Company has established an office in Little Rock, Arkansas and currently provides workers' compensation claims administration services for self insured employer accounts in Arkansas. It is anticipated that Stoneville Service Company also will provide workers' compensation claims administration services in Mississippi.

COMPANY'S REINSURANCE BUSINESS

     The Company currently has two reinsurance programs whereby the Company reinsures certain direct commercial writers of workers' compensation insurance. The main program is with Continental Casualty Company ("Continental") and is operated pursuant to the terms of a Quota Share Reinsurance Agreement (the "Quota Share Agreement"). The Quota Share Agreement provides for the Company to reinsure a twenty-five percent (25%) quota share of certain workers' compensation insurance written by Continental in Mississippi and Arkansas. The Company's liability under the Quota Share Agreement is limited to twenty-five percent (25%) of up to $100,000 (each occurrence, each policy) for the Mississippi insurance business and twenty-five percent (25%) of up to $200,000 (each occurrence, each policy) for the Arkansas business. The Company is required to collateralize the agreement with a letter of credit totaling $100,000 per $1,000,000 of gross premium written under the program.

     The second reinsurance program is a one-time reinsurance arrangement with Continental pursuant to a March 20, 1997, Assumption Reinsurance Agreement (the "Assumption Reinsurance Agreement"). The Assumption Reinsurance Agreement was subsequently amended effective September 5, 1997. Under the Assumption Reinsurance Agreement, Continental assumed the Trust's insurance liabilities for the period through July 1, 1996, when the Trust ceased writing workers' compensation insurance. Under the terms of the Assumption Reinsurance Agreement, the Company had the option to reinsure Continental with respect to the insurance which Continental directly assumed. On February 13, 1998, the Company exercised this option by providing written notice to Continental.

     In addition to the reinsurance programs discussed above, the Company may develop workers' compensation insurance programs with other large carriers. It is anticipated that these programs will be structured in a manner similar to the programs described above, and the Company would participate as a reinsurer of the business written by the commercial carriers and provide claims administration and risk control services.

COMPANY'S DIRECT INSURANCE BUSINESS

     In early 1998, management of the Company identified a need in the State of Mississippi for workers' compensation insurance for small employers. The Company began writing direct workers' compensation insurance in the fall of 1998. This program is known as the Small Employer Workers' Compensation Program (the "Small Comp Program"). The target annual premium for the Small Comp Program is $750 to $10,000 with the annual premium generally being less than $4,000. Morgan-White Underwriters, Inc. ("Morgan-White Underwriters") handles the marketing and sales of the direct insurance (this arrangement is discussed below) and the Company handles all claims and administration services through its claims and risk control group (discussed below).

     In an effort to minimize its liability from the Small Comp Program, the Company has entered into two reinsurance arrangements. The first of these reinsurance arrangements is with Trenwick America Reinsurance Corporation ("Trenwick"). The terms of this arrangement are set forth in a Quota Share Reinsurance Agreement with Trenwick whereby Trenwick reinsures a fifty percent (50%) quota share of up to $200,000 (each occurrence). The second arrangement is with Continental and the terms of this arrangement are set forth in an Agreement of Reinsurance whereby Continental assumes liability for the Company's ultimate net loss (each occurrence) in excess of $200,000.

CLAIMS AND RISK CONTROL GROUP

     The Company has entered into an agreement to provide full workers' compensation claims administration and risk control services to the commercial insurers that it reinsures in Mississippi and Arkansas. The Company also provides full workers' compensation claims administration and risk control services for the Company's direct workers' compensation insurance written in Mississippi.

     In January 1999, the Company formed Stoneville Service Company as a wholly owned subsidiary of the Company to conduct the claims administration and risk control business. Stoneville Service Company is a Mississippi corporation. It
has been  authorized  in Arkansas to provide workers'   compensation   claims
administration and risk control services. Stoneville Service Company has established an office in Little Rock, Arkansas, and currently provides workers' compensation claims administration services for self insured employer accounts in Arkansas.

     It is anticipated that during 1999, Stoneville Service Company may begin providing workers' compensation claims administration services in Mississippi. It is also anticipated that during 1999, Stoneville Service Company may begin providing claims administration services with respect to Arkansas workers' compensation insurance business insured by the Company.

     On July 1, 1998, the Company entered into a Service Agreement (the "Service Agreement") with Continental whereby the Company provides complete claims administration services for workers' compensation insurance written by Continental and subject to the reinsurance arrangement between the Company and Continental. The term of the Service Agreement is from July 1, 1998 through June 30, 1999, with one year automatic renewal terms unless terminated by either party not later than sixty (60) days prior to the then current period.

     On July 1, 1997, the Company entered into a Loss Control Agreement (the "Loss Control Agreement") with Continental whereby the Company performs certain risk control services for Continental in connection with workers' compensation insurance written by Continental and subject to the reinsurance arrangement between the Company and Continental. These services include: (i) providing conferences to certain agricultural clients of Continental to assist them in preventing industry specific injuries; (ii) conducting annual safety surveys and providing Continental with loss prevention recommendations; and (iii) conducting hazardous employment surveys for clients selected by Continental. The term of the Loss Control Agreement is continuous until terminated upon the sixty (60) days written notice of either party.

COMPANY MANAGEMENT'S PLAN OF OPERATION

     The Company intends to concentrate its business activities of providing workers' compensation for businesses in the agricultural and industrial sectors in Mississippi, Arkansas, and, in the future if desirable opportunities arise, in nearby states. Management of the Company believes that it has a base of experience in agricultural workers' compensation risk (such as cotton gins) which is transferable to other states.

     The Company plans to focus its direct workers' compensation insurance business on "small premium" policies with premiums in the $750 to $10,000 range with the annual premium generally being less than $4,000.

     The Company plans to continue its reinsurance business with Continental and will continue to pursue options to enter into reinsurance agreements with other direct writers of workers' compensation insurance. In addition to expanding its reinsurance business, the Company plans to expand its claims administration and risk control services in the State of Mississippi and Arkansas and will continue to consider options to expand these services into other states.

DATA PROCESSING SYSTEM

     The Company has recently leased, and is currently installing, a new computer accounting system. This accounting system will be fully integrated with Morgan-White Underwriters so that no duplicate data entry will be required. Once Morgan-White Underwriters enters the data into the system, the Company will be able to use the data to handle billing and customer service. In addition to this accounting system, the Company has recently purchased a new computer system which will assist the Company and Stoneville Service Company in offering complete claims administration services.

COMPANY STRUCTURE

     The Company currently has one wholly owned subsidiary, Stoneville Service Company. Upon the completion of the acquisition of American Colonial, it also will be a wholly owned subsidiary of the Company. It is anticipated that the Company and American Colonial will ultimately be combined into a single insurance entity.

     At the 1999 annual meeting of the Company, it is anticipated that the shareholders will vote on an Agreement and Plan of Exchange whereby, each share of the Company will be exchanged for one share of Stoneville, Inc., a Mississippi corporation (the "Holding Company") created for the sole purpose of entering into the proposed exchange. After the proposed exchange, all of the shares of stock of Stoneville Service Company and American Colonial may be distributed to the Holding Company as a dividend so that the Company, Stoneville Service Company and American Colonial would become wholly owned subsidiaries of the Holding Company.

     The proposed exchange is subject to certain approvals, including the approval of the Mississippi Department of Insurance. It is anticipated that the exchange will be consummated in the second quarter of 1999.

PROGRAM MANAGEMENT

     On September 1, 1998, the Company entered into a Program Management Agreement (the "Program Management Agreement") with Morgan-White Underwriters. Under the terms of the Program Management Agreement, Morgan-White Underwriters has the exclusive right to receive and accept proposals for insurance for the Company for the Approved Programs as defined in the Program Management Agreement. The Approved Programs include one hundred sixty eight (168) workers' compensation risk categories and are limited by various underwriting guidelines set forth in the Program Management Agreement. Pursuant to the Program Management Agreement, the Company and Morgan-White Underwriters are jointly responsible for promotional activities for the Approved Programs and the Company is responsible for the issuance of quotations, binders and policies and claims administration. The term of the Program Management Agreement is ten (10) years, with automatic one year renewals unless one hundred eighty (180) days prior written notice is given by either party.

INVESTMENTS

     Management of the Company's portfolio of investments is a significant part of the Company's business. The Company's investments are limited by statutes and other regulations which restrict a large portion of such investments to specific categories. The Company is expected to invest in securities and other investments authorized by applicable state laws and regulations and receive income from such investments in the form of interest, dividends and capital gains. The Company expects to follow an investment policy designed to maximize yield to the extent consistent with liquidity requirements and preservation of assets. The Company has retained Investek Capital Management, Inc. ("Investek") as its investment advisor. Investek currently manages over $1 billion and has substantial experience in investing funds of insurance companies.

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

EMPLOYEES

     The Company and its subsidiaries currently have a total of thirteen (13) employees, all of whom are full-time employees. Eight (8) of the employees are employed in Mississippi and the remaining five (5) employees are employed in Arkansas.

SUPERVISION AND REGULATION

     The Company is subject to regulation by the Mississippi Department of Insurance (the "Department of Insurance") although control over the delivery of benefits is generally under the purview of the Workers' Compensation Commission. The primary purpose of regulation by the Department of Insurance is to provide safeguards for policyholders rather than to protect the interests of shareholders. The Department of Insurance has broad administrative powers relating to the licensing of insurers and their agents, the regulation of trade practices, transactions with affiliates, investments, deposits of securities, the form and content of financial statements, accounting practices, reporting requirements, sales literature, insurance policy forms and the maintenance of specified reserves and capital and surplus.

     Workers' compensation insurers such as the Company must maintain reasonable ratios between net written premiums and statutory surplus in order to be consistent with sound underwriting practices and requirements of insurance regulators and rating agencies. Accordingly, an insurance company's volume of net written premiums is limited by the amount of its statutory surplus. As the premium volume of the Company grows, its statutory surplus must also increase so that the ratio of net written premiums to statutory surplus does not become too high. The Company's objective is to maintain the ratio of net written premiums to statutory surplus within the maximum guidelines of the National Association of Insurance Commissions.

     Insurance companies are required by law to maintain reserves for claims. These reserves are intended to cover the probable ultimate cost of settling all claims incurred and unpaid, including those not yet reported. Reserves are determined by the Company in accordance with applicable law. Reserves are monitored by the Company using a variety of techniques for analyzing claim cost and frequency data and other economic factors. Among other techniques, the Company periodically compares estimated and actual expenses for settled claims and adjusts its reserve estimates, if necessary, on the basis of such comparisons. Claim reserves are estimates only, and it is possible that ultimate liability may exceed or be less than such estimates.

     Under Mississippi law, workers' compensation insurers must maintain a reserve for losses as well as a reserve for unearned premiums. The assets constituting the unearned premium reserve must be withdrawn from use by the Company for its general purposes and are gradually released over the life of the policy.

     Upon being licensed by the Department of Insurance, the Company automatically became a member of the Mississippi Insurance Guaranty Association (the "Guaranty Association"). The purpose of the Guaranty Association is to provide a mechanism for the payment of claims made by insureds against an insolvent insurer. The Guaranty Association may assess insurers to pay the obligations of the Guaranty Association in accordance with a statutory formula based on net direct premiums written.

     Upon being authorized by the Department of Insurance to write workers' compensation insurance in Mississippi, the Company was required to be a member of the Mississippi Workers' Compensation Assigned Risk Pool ("the "Pool") and to participate in the Mississippi Workers' Compensation Assigned Risk Plan (the "Assigned Risk Plan"). The purpose of the Pool is to be a reinsurance mechanism for the Assigned Risk Plan. The Pool may assess insurers to pay the obligations of the Pool in proportion to the insurers' direct net workers' compensation premium writings in Mississippi.

YEAR 2000

     The year 2000 computer issue is caused by computer programs being written using two digits rather than four to identify the applicable year. Since most older application software only contains the two digits, many computer systems will identify January 1, 2000 as January 1, 1900 which has the potential to cause many computer systems and software programs to generate incorrect results, or worse, not function at all. The magnitude of the problem extends beyond the computer environment as many business machines and other office equipment also have date sensitive functions.

     The Company purchased all of its computer software and hardware in 1997 and 1998. The purchasing process included an assessment of the product's Year 2000 compliance and all software acquired by the Company has been represented to be Year 2000 compliant.

     The Company has identified two companies whose failure to be Year 2000 compliant could have a material impact on the Company. Continental acts as a fronting company under several reinsurance arrangements where the Company acts as a reinsurer. The failure of Continental to be Year 2000 compliant could delay the issuance of policies and the payment of claims. The Company uses Trustmark National Bank for routine banking services. The public disclosures of these companies, including their SEC filings, indicate that both have made substantial progress towards Year 2000 compliance and expect to be fully compliant by January 1, 2000. The Company intends to continue to monitor the public disclosures made by these companies and to develop contingency plans if these disclosures indicate problems.

     The Company expects to spend only a nominal amount of money on Year 2000 issues. Because the Company does not anticipate any significant Year 2000 problems it has not developed any contingency plans.

ITEM 2.   DESCRIPTION OF PROPERTY

      The Company leases it's principal executive offices located at 633 North State Street, Suite 200, Jackson, Mississippi. The Company also leases its Arkansas office which is located at 124 West Capital Avenue, Little Rock, Arkansas. Management believes the offices are in good condition and adequate for the Company's foreseeable needs.

ITEM 3.   LEGAL PROCEEDINGS

     On April 21, 1997, the Trust initiated an arbitration proceeding with the National Association of Securities Dealers, Inc. ("NASD") Office of Dispute Resolution against Bear Stearns Securities Corp., Bear Stearns & Co, Axiom Capital Management, Inc., Kevin Connors, and Mitchel Guttenberg (the "Securities Arbitration"). In the Securities Arbitration Statement of Claim, the Trust asked for $2,062,185 in actual and punitive damages as a result of improper trading on its account by the persons listed above. Following the conversion, the Company succeeded to the Trust's claim in the Securities Arbitration. During February 1999, an arbitration panel heard the Company's claim and on March 8, 1999, a decision was issued by the arbitration panel rejecting all of the Company's claims and splitting the costs of the hearing between the parties. The Company is responsible for $3,450 in costs.

     The Company is, from time to time, involved in litigation arising in the normal course of business. Management of the Company, based on the advice of counsel, is of the opinion that the Company's ultimate liability, if any, which may result from the litigation, will not have a material adverse effect on the financial condition of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to the Company's shareholders during the fourth quarter of 1998.

                                     PART II


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established public trading market for the Company's shares. Management of the Company is not aware of any trades of Company stock.

HOLDERS

     As of March 25, 1999, there were 402 holders of record of Common Stock of the Company.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS


SELECTED FINANCIAL DATA

The following selected financial data reflect operations of the Company since January 1, 1997 and have been derived from the financial statements examined by Deloitte and Touche LLP, independent certified public accountants whose report with respect thereto appears elsewhere in this report.

Selected Financial Data
For the Years Ended December 31, 1998 and 1997

                                                  1998            1997
                                              ------------    ------------
Earned Premium (net of ceded                  $ 1,691,374
amount of approximately $20,000)

Investment Income                                  93,978     $   193,465

Administrative and Management Fees                243,477

Net Realized Losses on Trading Securities                         (19,057)

Other                                              59,507         228,871
                                              ------------    ------------

Total revenues                                $ 2,088,336     $   403,279
                                              ============    ============

Loss Before Income Taxes                      $  (158,256)    $  (759,459)
                                              ============    ============

Net Loss                                      $   (96,536)    $  (474,439)
                                              ============    ============

Total Assets                                  $ 4,502,602     $ 2,122,588
                                              ============    ============

Total Liabilities                             $ 2,587,549     $   118,482
                                              ============    ============


RESULTS OF OPERATIONS

     The Company's results of operations for 1997 and 1998 differ greatly. The Company experienced a significant growth in total revenues in 1998 (from $403,279 in 1997 to $2,088,336 in 1998), a significant decrease in net loss (from $474,439 in 1997 to $96,536 in 1998) and a significant increase in total assets (from $2,122,588 in 1997 to $4,502,602 in 1998). The main reason for these significant differences is that the Company did not have any real business operations in 1997. In early 1998, the Company began its active reinsurance business operations, in July of 1998 the Company began its claims administration and risk control operations, and in the fall of 1998, the Company began its direct insurance business operations.

     For the year ended December 31, 1998 the Company had $1,691,374 in earned premiums compared to $0 for the year ended in December 31, 1997. No business was written from June 30, 1996 through December 31, 1997.

     The Company's losses and loss adjustment expenses increased from $707,736 in 1997 to $1,269,134 in 1998. Losses and loss adjustment expenses generally increase as personnel costs and premiums paid by policyholders increase. These costs also can increase or decrease as a result of adjustments made to the reserve amounts established to pay reported and unreported claims.

     As a result of Continental's assumption of the Trust's insurance liabilities (reported and unreported) pursuant to the Assumption Reinsurance Agreement, the Company did not have any insurance liabilities in 1997. The reason for this is that the premium the Company paid to Continental to assume the insurance liabilities exceeded the existing claims reserve on the books of the Trust. Consequently, the losses and loss adjustment expenses were charged in 1997 to reflect the premium paid. This adjustment amounted to $707,736, the entire amount of loss and loss adjustment expense for 1997.

     The significant increase in the Company's losses and loss adjustment expenses in 1998 are a result of the Company beginning active operations in 1998 and not having the benefit of a charge against loss and loss adjustment expense as in 1997. The following schedule details the changes in unpaid claims and claim adjustment expenses from 1997 through 1998.

Reconciliation of Beginning and Ending
Loss and Loss Adjustment Expense Reserves

                                                1998            1997
                                            ------------    ------------
Reserves for unpaid losses and              $         0     $ 2,834,220
loss adjustment expenses -
beginning of year

Incurred losses and loss                      1,269,134               0
adjustment expenses:
Provision for the current year

Increase (decrease) in estimates                      0         707,736
for losses occurring in prior years         ------------    ------------

Total incurred claims and claim               1,269,134         707,736
adjustment expenses

Payment for loss and loss
adjustment expenses
incurred in:

     Current year                               511,979               0

     Prior years **                                   0      (2,880,970)

Other:

     Increase (decrease) in                           0               0
     service company fee reserve

     Reinsurance receivable **                1,023,532        (660,986)
                                            ------------     -----------
Reserve for unpaid losses and
loss adjustment
expenses - end of year                      $ 1,780,687      $          0
                                            ============     =============

** Payments for prior years paid in 1997 include $1,586,463 paid to Continental as part of the Assumption Reinsurance Agreement. Receivables due from reinsurance contracts on outstanding claims were also assigned to Continental as part of the Assumption Reinsurance Agreement.

OTHER EXPENSES

     Policy acquisition fees which consist primarily of commissions paid to independent insurance agents representing the Company were $53,502 in 1998 compared to $0 in 1997. Since no business was written in 1997, no acquisition fees were incurred in that year.

     Program administration fees of $107,377 were incurred in 1998 compared to $0 in 1997 as a result of the insurance programs begun in 1998.

     Regulatory fees are fees charged by the Mississippi Workers' Compensation Commission and are based on medical and indemnity payments made to claimants during the previous calendar year. Such fees increased from $23,004 in 1997 to $63,823 in 1998.

     General expenses increased from $430,592 in 1997 to $752,756 in 1998. In 1997 the activity of the Company was limited to the reorganization and conversion of the Trust and the Company did not conduct any insurance business operations. Consequently, the expenses incurred were limited primarily to costs related to such reorganization and conversion. In 1998 however, the Company began building its insurance operation including the establishment of a claims administration and risk control group and administrative staff. There was no fee based income to offset expenses until July, 1998, consequently, the Company sustained a net loss in 1998.

     Total expenses increased from $1,162,738 in 1997 to $2,246,592 in 1998. Loss before income taxes benefit decreased from ($759,459) in 1997 to ($158,256) in 1998.

INCOME TAXES

     The tax benefit of $285,020 in 1997 was decreased to $61,720 in 1998, due to a decrease in the Company's net loss from 1997 to 1998.

     In 1997, the loss sustained by the Company produced a taxable loss that the Company opted to carry back to an earlier tax year to recoup taxes paid in that prior year. The combined Federal and State refunds relating to such carry backs amounted to $235,561. Tax benefits that may be realized in future periods include a charitable contribution carry forward with a tax benefit of $9,325, unamortized reorganization costs with a tax benefit of $56,652 and capital loss carry forwards which management believes will be utilized in future years providing a tax benefit of $17,113. Deferred taxes on unrealized gains on marketable securities totaled $9,430. The deferred taxes and tax benefits totaled $77,446 at December 31, 1997.

     In 1998, the Company sustained a net operating loss of $158,256. Such loss created a deferred tax benefit of $61,720 in 1998. The deferred tax asset at December 31, 1998 consisted of the following: Charitable contribution carry forward of $9,325, unamortized reorganization costs of $45,321, unearned premiums discounted of $35,450, unrealized gain on securities of $13,882, capital loss carry forward of $17,113, NOL carry forward of $49,466 and other of $8,078 for a total of $134,715.

     Refundable income taxes at December 31, 1998 of $68,618 represents a state income tax refund due on a loss carry back filed in 1998.

INVESTMENT INCOME

     Investment income decreased from $193,465 in 1997 to $93,978 in 1998 primarily as a result of the Company having less cash available for investment. Less cash was available for investment due to the funding of the Assumption Reinsurance Agreement with Continental in December, 1997 which decreased cash available for investment by more than $1.5 million.

     Beginning in April, 1997 the Company engaged Investek to assist the Company in the management of its investment portfolio. Investek has substantial experience in the management of insurance company investment portfolios.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

     The liquidity and capital requirements for a workers' compensation carrier is significantly different from other property and casualty carriers. Workers' compensation carriers generally have use of premium dollars for investment purposes for longer periods of time because claims may be paid over a fifteen
(15) year or a longer period. Because of this long payment period, investment income becomes a major source of revenue for most carriers. Consequently, discounting the liability for future claims payments for the present value of investment income that will be earned on the funds available for future expected payments becomes a significant factor in estimating a carrier's claims liability.

LIQUIDITY REQUIREMENTS

     Due to the fact that workers' compensation insurance claims are paid over a long period of time, it is anticipated that cash flows from premiums collected will be sufficient to pay any insurance claims that arise during 1999 and for the foreseeable future.

     Pursuant to the Quota Share Agreement entered into with Continental, the Company is required to collateralize the agreement with letters of credit totaling $100,000 per $1,000,000 of annual gross premium written under the program. The Company currently has pledged $500,000 in securities to secure such letters of credit. The Company estimates due to the anticipated increase in the annual gross premium written under the program, the Company will be required to pledge an additional $200,000 in securities to secure letters of credit in 1999.

     Additionally, the Company will be required to provide a $250,000 letter of credit to secure payment under a lease for computer hardware and software. The letter of credit will be secured by securities owned by the Company.

     The purchase price for the acquisition of American Colonial is expected to be approximately $325,000. The liquid assets of American Colonial are approximately $275,000, therefore, the net cost to the Company pursuant to this acquisition is expected to be approximately $50,000.

     The Company anticipates generating approximately $800,000 in claims administration and program management fees in 1999. The fees generated from such activities will provide the funds necessary to pay any general operating expenses of the Company in 1999.

CAPITAL

     The Company was licensed by the Mississippi Department of Insurance effective January 1, 1998. As a licensed Mississippi insurance company, the Company is required to maintain minimum capital and surplus of $400,000 and $600,000 respectively on a statutory basis.

     For regulatory purposes, the Company is required to maintain its books on the statutory basis of accounting. For financial reporting purposes, the Company maintains its books in accordance with Generally Accepted Accounting Principles ("GAAP") basis. The primary difference in statutory and GAAP accounting as far as the Company is concerned lies in the classification of assets as either admitted or non-admitted. On a statutory basis, only admitted assets will be permitted to be included as assets on the Company's balance sheet. As a result, shareholders' equity (GAAP basis) exceeded capital and surplus (statutory basis) by $238,927 and $380,887 at December 31, 1998 and 1997, respectively. Non-admitted assets include deferred tax assets, property and equipment, prepaid expenses and other assets.

ITEM 7.   FINANCIAL STATEMENTS


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Stoneville Insurance Company:

We have audited the accompanying balance sheets of Stoneville Insurance Company as of December 31, 1998 and 1997 and the related statements of operations and comprehensive losses, of changes in shareholders' equity and of cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Stoneville Insurance Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP
Jackson, Mississippi
March 12, 1999, except Note 15, the date of which is March 19, 1999

STONEVILLE INSURANCE COMPANY

BALANCE SHEETS
DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

ASSETS                                                  1998            1997

Investments:
  Securities available for sale at fair
      value - amortized cost of $1,139,000
      (1998) and $1,206,000 (1997)                 $ 1,175,757     $ 1,231,102
  Short-term investments, at cost which
      approximates market                              342,358         340,257
                                                   ------------    ------------
           Total investments                         1,518,115       1,571,359
                                                   ------------    ------------
Cash and cash equivalents                            1,222,322         175,236
Premiums receivable                                    420,902
Accrued interest receivable                             19,888          29,819
Refundable income taxes                                 68,618         235,561
Reinsurance recoverable                              1,023,532
Equipment, net of accumulated depreciation
  of $27,000 (1998) and $12,000 (1997)                  84,598           7,292
Deferred tax assets                                    134,715          77,446
Other                                                    9,912          25,875
                                                   ------------    ------------
TOTAL ASSETS                                       $ 4,502,602     $ 2,122,588
                                                   ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Reserve for losses and loss adjustment expenses    $ 1,780,687
Unearned premium                                       475,106
Accounts payable and accrued expenses                  323,415     $   117,226
Capital lease obligations                                8,341           1,256
                                                   ------------    ------------
           Total liabilities                         2,587,549         118,482

COMMITMENTS AND CONTINGENCIES (Notes 4, 6 and 12)

SHAREHOLDERS' EQUITY:
  Common stock ($1 par value; 10,000,000
    shares authorized; 503,384 shares
    issued and outstanding)                            503,384         503,384
  Retained earnings                                  1,388,334       1,484,870
  Accumulated other comprehensive income -
    Unrealized gains on securities available
    for sale, net of income taxes of $14,000
    (1998) and $9,000 (1997)                            23,335          15,852
                                                   ------------    ------------
           Total shareholders' equity                1,915,053       2,004,106
                                                   ============    ============
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $ 4,502,602     $ 2,122,588
                                                   ============    ============
See notes to financial statements.

STONEVILLE INSURANCE COMPANY

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSSES
YEARS ENDED DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

                                                           1998          1997
REVENUES:
 Net premiums earned (loss ceded amount of
   approximately $20,000)                             $ 1,691,374
 Investment Income                                         93,978   $   193,465
 Administrative and management fees                       243,477
 Net realized losses on trading securities                              (19,057)
 Other                                                     59,507       228,871
                                                      ------------  ------------
     Total revenues                                     2,088,336       403,279

EXPENSES:
 Loss and loss adjustment expenses                      1,269,134       707,736
 Policy acquisition fees                                   53,502
 Program administration fees                              107,377
 Regulatory fees                                           63,823        23,004
 General expenses                                         752,756       430,592
 Loss on disposal of equipment                               -            1,406
                                                      ------------  ------------
     Total expenses                                     2,246,592     1,162,738
                                                      ------------  ------------
LOSS BEFORE INCOME TAX BENEFIT                           (158,256)     (759,459)

INCOME TAX BENEFIT                                        (61,720)     (285,020)
                                                      ------------  ------------
NET LOSS                                                  (96,536)     (474,439)

OTHER COMPREHENSIVE INCOME, net of income tax effect -
 Unrealized gain on investments in securities               7,483        21,643
                                                      ------------  ------------
COMPREHENSIVE LOSS                                    $   (89,053)  $  (452,796)
                                                      ============  ============
NET LOSS PER SHARE                                    $     (0.19)  $     (0.94)
                                                      ============  ============

See notes to financial statements.

STONEVILLE INSURANCE COMPANY


STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------------------------------

                                                                            Accumulated
                                          Common Stock                         Other          Total
                                        -------------------    Retained    Comprehensive   Shareholders'
                                        Shares      Amount     Earnings       Income          Equity

BALANCE AT JANUARY 1, 1997                                    $2,462,693     $(9,236)       $2,453,457
Net loss                                                        (474,439)                     (474,439)
Issuance of stock upon conversion
  from a trust to a stock company       503,384    $503,384     (503,384)
Net increase in unrealized
  appreciation of securities
  available for sale                                                          25,088           25,088
                                        -------   ----------  -----------    --------      -----------
BALANCE AT DECEMBER 31, 1997            503,384     503,384    1,484,870      15,852        2,004,106
Net loss                                                         (96,536)                     (96,536)
Net increase in unrealized appreciation
  of securities available for sale                                             7,483            7,483
                                        -------   ----------  -----------    --------      -----------
BALANCE AT DECEMBER 31, 1998            503,384   $ 503,384   $1,388,334     $23,335       $1,915,053
                                        =======   ==========  ===========    ========      ===========


See notes to financial statements.

STONEVILLE INSURANCE COMPANY

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

                                                         1998           1997

OPERATING ACTIVITIES:
  Premiums collected                                  $1,691,374
  Other income                                           302,984
  Losses and loss adjustment expenses paid              (511,979)   $(2,880,971)
  Refunds and premium adjustments paid                                  (61,313)
  General insurance and administrative expenses paid    (737,438)      (396,021)
  Income taxes refund received                           166,943        115,444
  Investment income received                             103,909        220,610
  Net decrease in trading securities                                  1,696,697
  Net loss on trading securities                                        (19,057)
  Interest paid                                             (716)          (141)
                                                      -----------   ------------
    Net cash provided by (used in) operating
      activities                                       1,067,024     (1,324,752)

INVESTING ACTIVITIES:
  Proceeds from sales and maturities of securities
    available-for-sale                                    65,179        187,726
  Purchase of securities available-for-sale                            (587,775)
  Proceeds from maturities of held-to-maturity
    securities                                                          522,884
  Capital expenditures                                   (82,628)
                                                      -----------   ------------
    Net cash (used in) provided by investing
      activities                                         (17,449)       122,835

FINANCING ACTIVITIES -
  Principal payments under capital lease obligations      (2,489)        (2,782)
                                                      -----------   ------------
           Net cash used in financing activities          (2,489)        (2,782)
                                                      -----------   ------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                     1,047,086     (1,204,699)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                                   175,236      1,379,935
                                                      -----------   ------------
CASH AND CASH EQUIVALENTS
  AT END OF YEAR                                      $1,222,322       $175,236
                                                      ===========   ============

                                                                  (Continued)

STONEVILLE INSURANCE COMPANY

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

                                                           1998          1997

RECONCILIATION OF NET LOSS TO NET CASH
  PROVIDED BY (USED IN) OPERATING ACTIVITIES:
    Net loss                                            $(96,536)     $(474,439)
    Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
    Loss on disposition of equipment                                      1,406
    Depreciation and amortization expense                 14,894          9,779
    Deferred income tax benefit                          (61,720)       (86,877)
    Decrease in trading securities                                    1,696,697
    Decrease in income taxes receivable/payable          166,943       (169,576)
    Decrease (increase) in prepaid expenses               16,967         (3,502)
    Decrease in accrued interest receivable                9,931         22,184
    (Increase) decrease in premiums and reinsurance
      receivables                                     (1,446,690)       660,986
    (Increase) decrease in notes and other
      receivables                                         (1,004)        89,860
    Increase (decrease) in unpaid losses and loss
      adjustment expenses                              1,780,687     (2,834,220)
    Increase in unearned premiums                        475,106
    Increase in accounts liability and accrued
      expenses                                           208,446         60,936
    Increase (decrease) in premium adjustment reserve                  (384,863)
                                                      -----------   ------------
           Net cash provided by (used in)
              operating activities                    $1,067,024    $(1,324,752)
                                                      ===========   ============
SUPPLEMENTAL SCHEDULE OF NON-CASH
  FINANCING AND INVESTING ACTIVITIES -
    Capital leases incurred                           $    9,575
                                                      ===========

See notes to financial statements.                                 (Concluded)

STONEVILLE INSURANCE COMPANY

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

1.  DESCRIPTION OF THE COMPANY AND PLAN OF REORGANIZATION AND CONVERSION

    Stoneville Insurance Company (the Company) was formed to become the successor to Delta Agricultural and Industrial Trust, (the Trust), a self-funded workers' compensation trust. Under a Plan of Reorganization and Conversion dated March 20, 1997, amended September 11, 1997, and effective December 31, 1997, the Trust transferred all of its existing assets and liabilities to the Company in exchange for all of the stock of the Company (503,384 shares). The Trust then distributed the stock to qualified former members of the Trust and was dissolved.

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

    In anticipation of the formation of the Company and due to significant changes in the workers' compensation premium rate structure in the State of Mississippi, the Trust entered into an arrangement with a commercial insurance carrier and discontinued writing coverage for its members effective in 1996. Coverage for members who agreed to the change was then written by a commercial carrier. This change provided lower rates and other benefits for the members of the Trust during the period in which the Plan of Reorganization and Conversion was being developed.

    Prior to and as a condition precedent to the conversion, the Trust entered into an Assumption Reinsurance Agreement with another commercial carrier whereby the commercial carrier assumed all of the insurance obligations of the Trust. This arrangement removed the joint and several liability of the former Trust members and created a situation in which there were no insurance liabilities to be transferred to the Company as a part of the conversion and reorganization. The Company exercised its right to reinsure the commercial carrier for the claims assumed by them in 1998.

    Immediately after the effective date of the conversion and reorganization, the Company applied for a license with the Mississippi Department of Insurance. The license was issued shortly thereafter effective January 1, 1998. The conversion and reorganization qualified as a tax-free reorganization under Internal Revenue Code Section 368.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The conversion and reorganization described in Note 1 has been accounted for as a business combination between entities under common control, the accounting for which is similar to the pooling of interests method.

    Therefore the financial information of the two previously separate entities have been combined for financial reporting purposes. The significant accounting policies used to prepare the financial statements are summarized below:

    A. USE OF ESTIMATES - The financial statements are prepared in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    B. INVESTMENTS - Debt securities are considered available for sale and reported at fair value, adjusted for other than temporary declines in fair value, with unrealized gains and losses excluded from losses and reported as a separate component of other comprehensive income (loss). Realized gains and losses are determined on the specific identification method.

    C. CASH EQUIVALENTS - For the purpose of reporting cash flows, cash equivalents include all highly liquid investments with a maturity of three months or less when purchased.

    D. PREMIUM REVENUE RECOGNITION - Insurance premiums are recognized as revenue on a pro rata basis over the policy term. The portion of premiums that will be earned in the future are deferred and reported as unearned premiums.

    E. REINSURANCE - In the normal course of business, the Company seeks to reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. Amounts recoverable from reinsurers are estimated in a manner consistent with the reinsured policy. Amounts due from reinsurers are shown as reinsurance receivables, net of uncollectible amounts on the balance sheets. Liabilities for losses and loss adjustment expenses are not reduced by the amounts receivable from reinsurers. Amounts ceded to reinsurer's are shown as a reduction of earned premium on the statements of operations and comprehensive losses.

    F. CAPITAL LEASES - Certain assets of the Company were acquired under capital lease arrangements. Such assets are recorded at their original cost and depreciated under the straight-line method over the estimated useful lives of the respective assets. Depreciation expense is included in "General Expenses".

    G. POLICY ACQUISITION COSTS - Substantially all policy acquisition costs are paid as the related premiums are earned. Consequently, there were ordinarily no unamortized policy acquisition costs to be presented on the balance sheet at December 31.

    H. INSURANCE LIABILITIES - The liability for losses and loss-adjustment expenses include an amount determined from loss reports and individual cases and an undiscounted amount, based on past experience, for losses incurred but not reported. Such liabilities are necessarily based on estimates and, while management believes that the amount is adequate, the ultimate liability may be in excess of or less than the amounts provided. The methods for making such estimates and for establishing the resulting liabilities are continually reviewed, and any adjustments are reflected in earnings currently.

    I. INCOME TAXES - Deferred tax liabilities and assets are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

    J. COMPREHENSIVE INCOME - The Company has adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" in 1998. This standard expands or modifies disclosures, and accordingly, has no impact on the Company's financial position, results of operations or cash flows.

    K. NET LOSS PER SHARE - Net loss per share is based on net loss and the weighted average number of shares outstanding during each period. The number of shares used in computing loss per share is 503,384 in 1998 and 1997.

    L. RECLASSIFICATIONS - Certain reclassifications have been made in the 1997 financial statements to conform to the method of presentation used in 1998.

3.  SECURITIES AVAILABLE FOR SALE

    The aggregate fair value, gross unrealized holding gains and losses, and amortized cost for securities available-for-sale by major security type at December 31, 1998 and 1997 are as follows:


                                                   Gross      Gross
                                      Amortized  Unrealized  Unrealized  Fair
                                         Cost       Gains     Losses     Value
1998
Obligations of U. S. Government
  corporations and agencies            $378,124    $19,139   $    0     $397,263
Obligations of states and political
  subdivision                           610,917     11,527              622,444
Mortgage-backed securities              150,311      5,739              156,050
                                     -----------   --------  ------- -----------
           Total                     $1,139,352    $36,405   $    0   $1,175,757
                                     ===========   ========  ======= ===========

1997
Obligations of U. S. Government
  corporations and agencies          $  187,272    $ 9,586   $    0   $  196,858
Obligations of states and political
  subdivision                           624,949      7,918    4,378      628,489
Mortgage-backed securities              393,926     11,829        0      405,755
                                     -----------   --------  -------  ----------
           Total                     $1,206,147    $29,333   $4,378   $1,231,102
                                     ===========   ========  =======  ==========

    The scheduled maturities of securities available-for-sale at December 31, 1998 were as follows:

                                                      Amortized         Fair
                                                        Cost            Value

      Due in one year or less                        $  100,262      $  100,864
      Due after one year through five years             201,450         210,270
      Due after five years through ten years            687,329         708,573
                                                     -----------     -----------
                                                        989,041       1,019,707
      Mortgage-backed securities                        150,311         156,050
                                                     -----------     -----------
      Total                                          $1,139,352      $1,175,757
                                                     ===========     ===========

    Actual maturities may differ from contractual maturities because of the borrower's right to call or prepay obligations.

    Major categories of investment  income are summarized as follows:

                                                          1998        1997

      Securities available for sale                    $ 84,280    $ 120,549
      Equity securities                                                6,620
      Short-term investments                              9,698       66,296
                                                       --------    ---------
           Total                                       $ 93,978    $ 193,465
                                                       ========    =========

4.  ASSETS PLEDGED

    Approximately $1,180,000 in cash and investments are pledged as collateral for a letter of credit issued to an insurer that the Company reinsures. The letter of credit secures the payment of claims being administered by the Company.

    Investments with an approximate carrying value of $252,000 in 1998 were pledged to the State of Mississippi for the security and benefit of policyholders. At December 31, 1998, assets on deposit met minimum statutory requirements.

5.  RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

    The Company entered into an Assumption Reinsurance Agreement in December 1997 whereby all of the insurance liabilities of the Company were assumed by a commercial insurance carrier. Consequently, there are no reserves established for losses and loss adjustment expenses at December 31, 1997. The reserve for losses and loss adjustment expenses at December 31, 1998 consisted of the following:


      Case basis reserves                                             $ 656,895
      Incurred but unreported claims                                    100,260
                                                                      ---------
      Total reserves                                                  $ 757,155
                                                                      =========

    Activity in the reserve for losses and loss adjustment expenses is summarized as follows:


                                                        1998            1997

Balance at January 1                                 $        0     $ 2,834,220

Incurred related to -
  Current year                                        1,269,134               0
  Prior years                                                 0         707,736
                                                     -----------    ------------
                                                      1,269,134         707,736
Paid related to -
  Current year                                          511,979               0
  Prior years                                                 0      (2,880,970)
                                                     -----------    ------------
Net balance at December 31                              757,155         660,986
Plus reinsurance recoverable                          1,023,532        (660,986)
                                                     -----------    ------------
Balance at December 31                               $1,780,687     $         0
                                                     ===========    ============


6.  PROPERTY UNDER CAPITAL LEASES AND LEASE COMMITMENTS

    Leased equipment capitalized in the financial statements is summarized as follows:

                                                             1998         1997

      Equipment                                           $ 15,051      $ 5,476
      Less accumulated depreciation                         (2,212)        (365)
                                                          ---------     --------
                                                          $ 12,838      $ 5,111
                                                          =========     ========

    The future minimum rental commitments for capital leases as of December 31, 1998, were as follows:



      1999                                                              $ 2,652
      2000                                                                2,652
      2001                                                                2,652
      2002                                                                2,652
      2003                                                                  663
                                                                         -------
      Total minimum lease commitments                                    11,271
      Less amount representing imputed interest                          (2,930)
                                                                        --------
      Present value of minimum lease commitments                        $  8,341
                                                                        ========

7.  REINSURANCE

    The Company uses specific and aggregate excess policies to limit losses. These limits range from $25,000 to $100,000 per claim, depending on the type of claim filed.

Reinsurance contracts do not relieve the Company from its primary obligation to policyholders. Failure of any reinsurer to honor its obligations could result in losses to the Company.

8.  INCOME TAXES

    The benefit from income taxes consisted of the following:

                                                             1998        1997
      Current:
        Federal                                                       $(166,943)
        State                                                           (31,200)
      Deferred income tax                                 $(61,720)     (86,877)
                                                          ---------   ----------
                                                          $(61,720)   $(285,020)
                                                          =========   ==========

    The effective income tax benefit varied from the U. S. Federal statutory rate of 35% as follows:


                                                             1998        1997

      Federal income tax benefit at statutory rates       $(55,389)   $(265,811)
      State income tax benefit                              (5,222)     (25,062)
      Other                                                 (1,109)       5,853
                                                          ---------   ----------
      Benefit from income taxes                           $(61,720)   $(285,020)
                                                          ==========  ==========

    The Company had capital loss carryforwards at December 31, 1998 of approximately $1,064,000. These capital loss carryforwards will expire as follows:

      1999                                                           $  407,000
      2000                                                              170,000
      2001                                                              460,000
      2002                                                               27,000
                                                                     -----------
                                                                     $1,064,000
                                                                     ===========

    These loss carryforwards can only be utilized if the Company experiences future capital gains. Because the Company's investment strategy is to emphasize ordinary income rather than capital gains, a valuation allowance has been provided for substantially all of the capital loss carryforward.

    As a result of the net operating tax loss incurred in 1998, the Company has a net operating loss carryforward of approximately $131,000.

    The components of the net deferred tax asset were as follows:

                                                             1998         1997
      Deferred tax assets (liabilities):
        Charitable contributions                         $   9,325    $   9,325
        Unamortized reorganization costs                    45,321       56,652
        Unearned premiums discounted                        35,450
        Capital loss carryforward                          396,892      396,892
        Unrealized gain on securities                      (13,882)      (9,430)
        NOL carryforward                                    49,466
        Other                                               (8,078)       3,787
                                                         ----------   ----------
                                                           514,494      457,225
        Valuation allowance                               (379,779)    (379,779)
                                                         ----------   ----------
      Net deferred tax assets                            $ 134,715    $  77,446
                                                         ==========   ==========

9.  RELATED PARTY TRANSACTIONS

    During 1997, the Company's day-to-day operations were managed by Delta Administration, Inc. ("DAI"), a Mississippi corporation. The stock of DAI was owned 100% by Harry E. Vickery, an officer and director of Stoneville Insurance Company. During 1997, Mr. Vickery received no direct compensation from the Company. For the year ended December 31, 1997, DAI was paid $45,600, for services rendered to the Company (none in 1998).

    In 1997, DAI received compensation from a commercial insurance carrier for services provided to the commercial program in Note 1. This compensation amounted to 3.5% of collected premium from the commercial program (none in 1998).

    Mr. David R. White, an officer and director of the Company, is also an officer and director of MRM Underwriters, Inc. ("MRM"). As the marketing director of the Company's insurance programs, MRM received compensation based on a percentage of collected premium from the Company's insurance programs of $25,000 (1998) (none in 1997).

    MRM also received a commission from Continental Casualty Company in 1998 for the placement of the Assumption Reinsurance Agreement between the Company and Continental.

10. STATUTORY FINANCIAL INFORMATION

    Generally accepted accounting principles differ in certain respects from the accounting practices prescribed or permitted by insurance regulatory authorities (statutory basis). A reconciliation between net loss and shareholders' equity as reported under generally accepted accounting principles (GAAP basis) and statutory net loss and shareholders' equity of Stoneville follows:

                                         1998                     1997
                              ------------------------- ------------------------
                                  Net     Shareholders'   Net      Shareholders'
                                  Loss       Equity       Loss        Equity

    GAAP basis                $ (96,536)   $1,915,053   $(474,439)   $2,004,106

    Adjustments to:
      Non-admitted assets                     (66,292)                 (278,159)
      Deferred income taxes     (61,720)     (134,715)    (86,877)      (77,446)
      Unrealized gain on
        invested securities                   (37,127)                  (25,282)
      Other                        (248)         (793)
                              ----------   -----------  -----------  -----------
    Statutory basis           $(158,504)   $1,676,126   $(561,316)   $1,623,219
                              ==========   ===========  ===========  ===========

    Under Mississippi insurance regulations, the Company is required to maintain minimum capital of $400,000 and minimum surplus of $600,000. Insurance regulations limit the amount of dividends that may be paid without approval of the Company's regulatory agency. At December 31, 1998, there were no undistributed earnings and surplus of the Company available for distributions as dividends, without the prior approval of the State of Mississippi Insurance Department.

    The NAIC measures the adequacy of a company's capital by its risk-based capital ratio (the ratio of its total capital, as defined, to its risk-based capital). The requirements provide a measurement of minimum capital appropriate for an insurance company to support its overall business operations based upon its size and risk profile which considers (i) asset risk, (ii) insurance risk, (iii) interest rate risk, and (iv) business risk. An insurance company's risk-based capital is calculated by applying a defined factor to various statutory-based assets, premiums, and reserve items, wherein the factor is higher for items with greater underlying risk.

    The NAIC has provided levels of progressively increasing regulatory action for remedies when an insurance company's risk-based capital ratio falls below a ratio of 1:1. As of December 31, 1998, the Company was in compliance with these minimum capital requirements as follows:


      Total adjusted capital                                         $1,796,959
      Authorized control level risk-based capital                       304,301
      Ratio of adjusted capital to risk based capital                    5.91:1


11. FAIR VALUES OF FINANCIAL INSTRUMENTS

    In accordance with FAS Statement No. 107, "Disclosures about Fair Value of Financial Instruments", information is provided about the fair value of certain financial instruments for which it is practicable to estimate that value. The fair value amounts disclosed represent management's best estimates of fair value. In accordance with FAS No. 107, this disclosure excludes certain insurance policy-related financial instruments and all nonfinancial instruments. The aggregate fair value amounts presented are not intended to represent the underlying aggregate fair value of the Company.

    The estimated fair values are significantly affected by assumptions used, principally the timing of future cash flows, the discount rate, judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors. Because assumptions are inherently subjective in nature, the estimated fair values cannot be substantiated by comparison to independent quotes and, in many cases, the estimated fair values could not necessarily be realized in an immediate sale or settlement of the instrument. Potential tax ramifications related to the realization of unrealized gains and losses that would be incurred in an actual sale and/or settlement have not been taken into consideration.

    The methods and assumptions used to estimate fair value are as follows:

      * Fair value for securities is determined from quoted market prices, where available. For securities not actively traded, fair value is estimated using quoted market prices for similar securities. See fair values disclosed in Note 3.

      * Fair value for short-term investments and accrued investment income approximates the carrying amount.

12. OPERATING SEGMENT DISCLOSURE

    During 1998, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Company operates as a property and casualty insurance company, with substantially all of its premium revenue derived from worker's compensation insurance. Therefore, the Company has one operating segment.

13. ACCOUNTING STANDARD TO BE ADOPTED IN THE FUTURE

    In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities,", effective for fiscal years beginning after June 15, 1999. SFAS 133 requires, among other things, that derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives may, depending on circumstances, be recognized in earnings or deferred as a component of shareholders' equity until a hedged transaction occurs. The Company has not determined what impact, if any, the adoption of SFAS 133 will have on its financial position or results of operations.

14. COMMITMENTS AND CONTINGENCIES

    The Company is required to participate in certain guaranty funds and involuntary pools of insurance and is therefore exposed to undeterminable future assessments resulting from the insolvency of other insurers.

    The Company leases office space under a month-to-month lease arrangement. Expenses incurred under this operating lease approximated $15,000 in 1998.

    The Company is involved in litigation incurred in the normal course of business. Management of the Company, based upon the advice of legal counsel, is of the opinion that the Company's ultimate liability, if any, which may result from the litigation, will not have a material adverse effect on the financial condition or results of operations of the Company.

15. SUBSEQUENT EVENT

    In December 1998, the Company made an offer to acquire American Colonial Insurance Company, a property-casualty insurance company in Arkansas, which was accepted, subject to approval by the Arkansas Department of Insurance. The Arkansas Department of Insurance approved the transaction on March 19, 1999. The transaction is expected to close in 1999 at an estimated cost of $325,000.

                                   * * * * * *

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Stoneville Insurance Company.:

We have audited in accordance with generally accepted auditing standards, the financial statements of Stoneville Insurance Company included in this Form 10-K and have issued our report thereon dated March 12, 1999 (except Note 15, the date of which is March 19, 1999). Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statement schedule is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


DELOITTE & TOUCHE LLP
Jackson, Mississippi
March 12, 1999, except Note 15, the date of which is March 19, 1999

Article 7.  Schedule V - Valuation and Qualifying Accounts


  Col. A.            Col. B            Col. C          Col. D          Col. E

Description         Balance at        Additions       Deductions --   Balance at
                    Beginning    --------------------                   End of
                    of Period      (1)       (2)                        Period

                                 Charged   Charged
                                 to Costs  to Other
                                   and    Accounts --
                                 Expenses  Describe

1998

Valuation
  allowance for
  deferred tax
  assets
                    $ 379,779                                         $ 379,779
                    ---------                           -----------   ----------
                    $ 379,779                           $        0    $ 379,779
                    =========                           ===========   ==========

1997

Valuation
  allowance for
  deferred tax
  assets              397,088                               17,309      379,779
                                                         (recovery)
                    ---------    ---------  ---------   ------------  ----------
                    $ 397,088                           $   17,309    $ 379,779
                    =========    =========  =========   ============  ==========

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     A current report on Form 8-K was filed on January 28, 1999 disclosing Deloitte & Touche LLP as the Company's new auditors.

                                    PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
          ACT

     The names of the executive officers and directors of the Company and their respective ages and positions with the Company are set forth as follows:


      Name                    Age                     Position
------------------            ---          ----------------------------------
William L. Kennedy             47          Chairman of the Board of
                                           Directors, Chief ExecutiveOfficer

Harry E. Vickery               63          President, Director

David R. White                 49          Secretary, Treasurer, Vice
                                           President, Director

Richard L. Eaton               41          Chief Financial Officer


     William L. Kennedy resides in Inverness, Mississippi. He holds a BS degree in Entomology from Mississippi State University. He has worked with Duncan Gin, Inc. since 1972 and currently serves as President and Chief Operating Officer of Duncan Gin, Inc. Duncan Gin, Inc. is a multiline agricultural marketing entity and is the largest cotton ginning operation in Mississippi. He served from inception on the Board of Trustees of the Trust until the conversion became effective at which time Mr. Kennedy became a Director of the Company.

     Harry Vickery resides in Jackson, Mississippi. From 1962-1993, Mr. Vickery was involved in the automobile business in Greenville, Mississippi. Mr. Vickery was one of the original members of the Board of Trustees of the Trust from inception until 1993 when he became Administrator. Mr. Vickery became a Director of the Company in 1998. Mr. Vickery was President and a director of Vickery Chevrolet Oldsmobile Co., Inc. which filed a Chapter 11 bankruptcy petition in 1993. All assets of Vickery Chevrolet Oldsmobile Co., Inc. were sold and the bankruptcy case was subsequently dismissed.

     David R. White resides in Jackson, Mississippi. Mr. White became a Director of the Company in 1998. He holds a BS degree from the University of Mississippi in Accounting and Business Administration. He has been involved in the insurance business since 1987 and has served as President and Chief Operating Officer of Morgan-White Underwriters, Inc. since that date. He holds a number of awards in the insurance field and has served as president of insurance associations both on the local and state level.

     Richard L. Eaton resides in Jackson, Mississippi. He holds a BBA degree from Marshall University and received his Certified Public Accountancy certification in 1982. He has been in private practice with Richard L. Eaton, CPA, since 1988 and served as the Trust's independent auditor from 1993 through 1997.

     All directors hold office until the next annual meeting of shareholders of the Company or until their successors have been elected and qualified. Unless changed by the action of the Board of Directors, the number of directors shall be no fewer than three (3) nor more than seven (7). Officers serve at the discretion of the Board of Directors. Mr. White's wife and Mr. Eaton's wife are sisters. There are no other family relationships between the directors and officers.

     Because its stock is not registered under Section 12 of the Securities Exchange Act of 1934, the Company is not subject to Section 16 of the Securities Exchange Act of 1934.

ITEM 10.  EXECUTIVE COMPENSATION

                                                  SUMMARY COMPENSATION TABLE

Name and Principal          Year     Salary ($)    Bonus  Other Annual          Long Term Compensation           All Other
Position                                            ($)   Compensation   ----------------------------------    Compensation
--------------------------  ----    ------------   -----  ------------                                         ------------
                                                                                 Awards            Payouts          ($)
                                                                         -----------------------   -------          ---
                                                                         Restricted   Securities    LTIP
                                                                           Stock      Underlying   Payouts
                                                                          Award(s)      Options      ($)
                                                                            ($)         SARS(#)    -------
                                                                          ---------   ----------

William L. Kennedy,CEO      1998    $ 3,000.00(1)    0         0

Harry E. Vickery,President  1998    $96,000.00       0         0

Richard L. Eaton, CFO       1998    $92,000.00(2)    0         0


(1) Mr. Kennedy received no compensation other than $3,000 in directors fees.
(2) $13,704.39 of the $92,000.00 Mr. Eaton received as salary from the Company was reimbursed by Mr. Eaton to the Company. Mr. Eaton reimbursed this sum because Mr. Eaton's accounting firm, Richard L. Eaton, CPA was paid $13,704.39 out of a trust account set up by TIG Insurance Company ("TIG") and Morgan-White Underwriters for work Mr. Eaton performed in winding-up an arrangement between the Trust, TIG and Morgan-White Underwriters.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following table sets forth information as of March 25, 1999 as to persons beneficially owning more than five percent (5%) of the Company's Common Stock.

                             Amount and
                               Nature         Percentage of
                           of Beneficial       Outstanding
Name                         Ownership         Common Stock
------------------------   --------------    --------------
Danskin, Inc.                  39,567             7.86%
305 State Street
York, PA 17403

     The following table sets forth information as of March 25, 1999, as to the number of shares of Company Common Stock owned by the Company's directors and executive officers.

                                    Amount and
                                      Nature         Percentage of
                                  of Beneficial       Outstanding
Name                                Ownership         Common Stock
------------------------------    --------------     -------------
William L. Kennedy (1)                 7,123             0.65%

Harry E. Vickery                           0             0.00%

David R. White (2)                        49             0.00%


4 Executive Officers and               7,172             0.65%
Directors as a group


(1) Mr. Kennedy shares voting and investment power with respect to these shares.
(2) Mr. White shares voting and investment power with respect to these shares.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

DELTA ADMINISTATION

     Harry E. Vickery is an officer and director of the Company and owns all the issued and outstanding stock of Delta Administration, Inc. ("Delta Administration"), a Mississippi corporation. Pursuant to a program (the "Commercial Program") created between the Trust and Morgan-White Underwriters pursuant to a Representative Agreement, Delta Administration, which is a licensed insurance agency, was paid 3.5% of the collected premiums generated by the Commercial Program in 1997 to manage the activities of the Trust. In 1997, Delta Administration also received $3,800 a month from the Trust in exchange for administrative services. From these funds, Delta Administration paid the office expenses of the Trust including rent, salaries of its employees who administer the Trust, and sponsor fees. In 1997, Delta Administration received direct and indirect compensation from the Trust in the aggregate amounts of $167,707. In 1998 these arrangements were terminated and the 3.5% of the collected premiums generated by the Commercial Program were paid to the Company, and the Company was responsible for office expenses, including rent and salaries of its employees.

MORGAN-WHITE UNDERWRITERS

     On September 1, 1998, the Company entered into a Program Management Agreement with Morgan-White Underwriters. David R. White, an officer and director of the Company, is a shareholder, officer and director of Morgan-White Underwriters.

     Pursuant to the terms of the Program Management Agreement, Morgan-White Underwriters has the exclusive right to receive and accept proposals for insurance for the Company for the Approved Programs as defined in the Program Management Agreement. The Approved Programs include one hundred sixty eight
(168) workers' compensation risk categories and are limited by various underwriting guidelines set forth in the Program Management Agreement. Pursuant to the Program Management Agreement, the Company and Morgan-White Underwriters are jointly responsible for promotional activities for the Approved Programs and the Company is responsible for the issuance of quotations, binders and policies and claims administration. The term of the Program Management Agreement is ten
(10) years, with automatic one year renewals unless one hundred eighty (180) days prior written notice is given by either party. The Company does not currently have the capability to perform the services provided by Morgan-White
Underwriters pursuant to this arrangement. In the event that the Program Management Agreement is terminated, the Company would either have to enter into an agreement with another company to provide these services, or the Company would be required to hire personnel and otherwise set up the capabilities to internally provide these services. For the program management services rendered by Morgan-White Underwriters pursuant to the Program Management Agreement in 1998, Morgan-White Underwriters was paid approximately $25,000 by the Company. Morgan-White Underwriters received no compensation from the Company in 1997. Morgan-White Underwriters also received a commission from Continental in 1998 for the placement of the Assumption and Reinsurance Agreement between the Company and Continental.

RICHARD L. EATON, CPA

     In 1998, Mr. Eaton's accounting firm, Richard L. Eaton, CPA was paid $10,173.75 for accounting services Mr. Eaton performed prior to Mr. Eaton's being employed as Chief Financial Officer of the Company.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) Exhibits

     The following exhibits are furnished or incorporated by reference as a part of this Form 10- KSB:

Exhibit Number Description
-------------- -----------
2.1* Plan and Agreement of Reorganization and Conversion of the Trust, as amended September 11, 1997.

3.1*           Articles of Incorporation of the Company

3.2*           Bylaws of the Company

10.1* Assumption Reinsurance Agreement dated as of March 20, 1997 between the Trust, Continental, and the Company

10.2* Amendment Number One dated September 5, 1997 to Assumption Reinsurance Agreement between the Trust, Continental, and the Company included as Exhibit 10.5 to the Registration Statement on Form S-4, as amended (File No. 333-24739), filed September 16, 1997.

10.3 Program Management Agreement dated September 1, 1998 between Morgan-White Underwriters and the Company

27             Financial Data Schedule.

* Previously filed as Exhibits to to the Company's Registration Statement on Form S-4 (File No. 333-24739) and incorporated by reference herein.

(b) Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the fiscal quarter ended December 31, 1998.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    STONEVILLE INSURANCE COMPANY


                                    By: /s/ Harry E. Vickery
                                        ---------------------------------------
                                        Harry E. Vickery, President

                                    Date: March 30, 1999


                                    By: /s/ Richard L. Eaton
                                        ---------------------------------------
                                        Richard L. Eaton, Chief Financial
                                        Officer (Principal Financial Officer and
                                        Principal Accounting Officer)

                                    Date: March 30, 1999

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date: March 30, 1999          By: /s/ William L. Kennedy
                                  ------------------------------------
                                  William L. Kennedy, Director
                                  (Principal Executive Officer)



Date: March 30, 1999          By: /s/ Harry E. Vickery
                                  ------------------------------------
                                  Harry E. Vickery, Director



Date: March 30, 1999          By: /s/ David R. White
                                  ------------------------------------
                                  David R. White, Director