Form 10QSB
period 1999-03-31
STONEVILLE INSURANCE CO
filed 1999-05-17
CIK 1036506

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C.   20549
                               FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999 or
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act if 1934 during the preceding 12 months (or for such shorted period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.        YES  ( X )   NO  (  )

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

          503,384 Common Shares were outstanding as of May 15, 1999 for financial statement purposes.

          Transitional Small Business Disclosure Format (check one):
          Yes [ ]  No [x]

                          PART I: FINANCIAL INFORMATION

        In addition to historical information, this report contains statements which constitute forward-looking statements and information which are based on management's beliefs, plans, expectations and assumptions and on information currently available to management. The words "may," "should," "expect," "anticipate," "intend," "plan," "continue," "believe," "seek," "estimate," and similar expressions used in this report that do not relate to historical facts are intended to identify forward-looking statements. These statements appear in a number of places in this report, including, but not limited to, statements found in Item 2 "Management's Discussion and Analysis." All phases of the Company's operations are subject to a number of risks and uncertainties.
Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projects in the forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this report, including, without limitation, the portions referenced above, and the uncertainties set forth from time to time in the Company's other public reports and filings and public statements, many of which are beyond the control of the Company, and any of which, or a combination of which, could materially affect the results of the Company's operations and whether forward-looking statements made by the Company ultimately prove to be accurate.


Item 1 - Stoneville Insurance Company and Subsidiary Consolidated Financial Statements



Consolidated Balance Sheets
 March 31, 1999 and December 31, 1998


Consolidated Statements of Income
  Three Months Ended March 31, 1999 and 1998


Consolidated Statements of Changes in Stockholders' Equity
   Year Ended December 31, 1998
   Three Months Ended March 31, 1999


Consolidated Statements of Cash Flows
   Three Months Ended March 31, 1999 and 1998


Notes to Financial Statements

STONEVILLE INSURANCE COMPANY AND SUBSIDIARY
Consolidated Balance Sheets
March 31, 1999 and December 31, 1998



                                                     March 31,      December 31,
                                                       1999            1998
                                                     ---------      ------------
Assets
Investments:
Securities available-for-sale at fair value
  - amortized cost of $1,136,399 and $1,139,000     $1,163,170       $1,175,757
Short-term investments, at cost which
  approximates market                                  341,615          342,358
                                                    ----------       -----------
Total Investments                                    1,504,785        1,518,115

Cash and Cash Equivalents                            1,057,666        1,222,322
Premiums receivable                                    466,094          420,902
Accounts receivable                                     92,315                0
Accrued interest receivable                             27,214           19,888
Refundable income taxes                                 68,618           68,618
Reinsurance recoverable                              1,023,532        1,023,532

Equipment, net of accumulated depreciation of
  $34,124 and $27,000                                  120,944           84,598
Deferred tax assets                                    146,967          134,715
Other                                                  156,477            9,912
                                                    ----------       -----------

Total Assets                                        $4,664,612       $4,502,602
                                                    ==========       ===========

Liabilities
Reserve for losses and loss adjustment expenses     $1,687,785       $1,780,687
Unearned premium                                       622,210          475,106
Accounts payable and accrued liabilities               450,625          323,415
Capital lease obligations                                8,102            8,341
                                                    ----------       -----------
Total Liabilities                                    2,768,722        2,587,549
                                                    ----------       -----------

Shareholders' Equity
Common stock ($1 par value; 10,000,000 shares
  authorized; 503,384 shares issued and
  outstanding)                                         503,384          503,384
Retained earnings                                    1,375,543        1,388,334
Accumulated other comprehensive income -
  Unrealized gains on securities available for
  sale, net of income taxes of $9,808 and $14,000       16,963           23,335
                                                    ----------       -----------
Total Shareholders' Equity                           1,895,890        1,915,053
                                                    ----------       -----------

Total Liabilities and Shareholders' Equity          $4,664,612       $4,502,602
                                                    ==========       ===========












See accompanying notes to financial statements.

STONEVILLE INSURANCE COMPANY AND SUBSIDIARY
Consolidated Statements of Income
Three Months Ended March 31, 1999 and 1998


                                                   Three Months Ended March 31,
                                                        1999            1998
                                                        ----            ----
Revenues

Net premiums earned (less ceded amount of
  approximately $54,706 and $0)                       $305,537        $112,296
Investment income                                       25,407          17,563
Administrative and management fees                     300,197          43,393
Other                                                    1,662               0
                                                      --------        ---------

Total Revenues                                         632,803         173,252
                                                      --------        ---------


Expenses
Loss and loss adjustment expenses                      222,769          64,750
Policy acquisition fees                                 24,123           7,861
Program administration fees                             43,022          16,844
Regulatory fees                                         17,238           5,615
General expenses                                       346,621         108,671
                                                      --------        ---------

Total Expenses                                         653,773         203,741
                                                      --------        ---------
Income before Income Taxes                             (20,970)        (30,489)

Provision (benefit) for income taxes                    (8,179)        (10,366)
                                                      --------        ---------

Net Loss                                               (12,791)        (20,123)

Other Comprehensive Income, net of income tax
  effect - Unrealized loss on investments in
  securities                                            (6,372)         (3,982)
                                                      --------         --------

Comprehensive Loss                                     (19,163)        (24,105)
                                                      ========         ========

Net Loss Per Share                                      ($0.03)         ($0.04)
                                                      ========         ========


















See accompanying notes to financial statements.

STONEVILLE INSURANCE COMPANY AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders' Equity
For Periods Indicated




                                                                     Accumulated
                                    Common Stock                        Other           Total
                                  ----------------     Retained     Comprehensive   Shareholders'
                                  Shares    Amount     Earnings         Income          Equity
                                  ---------------------------------------------------------------

Balance at December 31, 1997      503,384  $503,384    $1,484,870      $15,852       $2,004,106

1998
  Net income (loss)                                       (96,536)                      (96,536)

  Net increase in unrealized
   appreciation of securities
   available for sale                                                    7,483            7,483
                                 ----------------------------------------------------------------

Balance at December 31, 1998      503,384  $503,384    $1,388,334      $23,335       $1,915,053

1999
  Net income (loss)                                       (12,791)                      (12,791)

  Net increase in unrealized
   appreciation of securities
   available for sale                                                   (6,372)          (6,372)
                                 ----------------------------------------------------------------

Balance at March 31, 1999         503,384  $503,384    $1,375,543      $16,963       $1,895,890
                                 ================================================================

























See accompanying notes to financial statements.

STONEVILLE INSURANCE COMPANY AND SUBSIDIARY
Consolidated Statements of Cash Flows
Three Months Ended March 31, 1999 and 1998


                                                    Three Months Ended March 31,
                                                        1999           1998
                                                    -----------    -----------
Cash Flows From Operating Activities
Premiums collected                                    $412,626
Administrative fees collected                          129,039
Losses and loss adjustment expenses paid              (214,538)
Administrative expenses paid                          (318,551)     ($171,396)
Investment income received                              18,928         24,463
Other income received                                    1,662         28,393
Interest paid                                             (203)           (27)
                                                    ------------    -----------
Net Cash Provided by Operating Activities               28,963       (118,567)
                                                    ------------    -----------

Cash Flows From Investing Activities
Proceeds from sales of available-for-sale
  securities                                                           36,847
Capital expenditures                                  (193,487)
                                                    ------------    -----------
Net Cash Provided by Investing Activities             (193,487)        36,847
                                                    ------------    -----------

Cash Flows From Financing Activities
Principal payments under capital lease obligations        (132)          (494)
                                                    ------------    -----------
Net Cash Used in Financing Activities                     (132)          (494)
                                                    ------------    -----------

Net Increase (Decrease) in Cash and
  Cash Equivalents                                    (164,656)       (82,214)

Cash and Cash Equivalents at Beginning of Period     1,222,322        425,493
                                                    -----------     -----------

Cash and Cash Equivalents at End of Period          $1,057,666       $343,279
                                                    ===========     ===========












                                    Continued


See accompanying notes to financial statements.

STONEVILLE INSURANCE COMPANY AND SUBSIDIARY
Consolidated Statements of Cash Flows (Continued)
Three Months Ended March 31, 1999 and 1998


                                                    Three Months Ended March 31,
Reconciliation of net income to net cash provided         1999       1998
  by Operating Activities                               ---------  ----------

Net Income                                              ($12,791)  ($20,123)
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                          14,642         969
   Deferred income tax benefit                            (8,179)    (10,366)
   Decrease (increase) in accrued interest receivable     (7,326)      1,865
   Decrease in premiums and reinsurance receivables      (45,192)
   Decrease (increase) in other assets                    (4,065)     (9,824)
   (Increase) decrease in notes and other receivables    (92,315)
   Amortization of bond premium (discount)                             5,357
   Decrease in unpaid losses and loss adjustment
     expenses                                            (92,902)     53,366
   Increase (decrease) in unearned premiums              147,104
   (Decrease) increase in accounts payable and accrued
     liabilities                                         129,987    (139,811)
                                                       ----------  ----------

Net cash provided by operating activities                $28,963   ($118,567)
                                                       ==========  ==========















See accompanying notes to financial statements.

Stoneville Insurance Company and Subsidiary

Notes to Consolidated Financial Statements
Quarters Ended March 31, 1999 and 1998

1.   Basis of Presentation

     These interim consolidated financial statements have been prepared on the basis of accounting principles used in the annual financial statements ended December 31, 1998, and must be read in conjunction with the 1998 statements. In the opinion of management, the accompanying interim unaudited financial statements contain all adjustments necessary for a fair statement of financial position and results of operations of the Company for the interim periods.

2.   Consolidation of Subsidiary

     In January, 1999, the Company formed Stoneville Service Company, Inc., a Mississippi corporation owned entirely by Stoneville Insurance Company. Stoneville Service Company, Inc. provides claims and risk control services primarily to Arkansas groups that are self-funded for workers' compensation purposes. The accompanying financial statements present the two companies on a consolidated basis. All necessary eliminating entries have been made.

3.   Operations of the Company

     The Company was formed to become the successor to the Delta Agricultural and Industrial Trust, a Mississippi self-funded workers compensation trust. The Company entered the workers compensation market in the first quarter of 1998 as a reinsurer and began direct writing of workers' compensation insurance in the fourth quarter of 1998. In July, 1998, the Company began providing claims and risk control services as well as program management services to the insurance programs being reinsured by the Company. In January, 1999, the Company began providing claims and risk control services to Arkansas self-funded workers' compensation groups through its newly formed subsidiary, Stoneville Service Company, Inc.

4.   Assets Pledged

     Of the $1,163,170 in securities available-for-sale, $500,000 is pledged as collateral for a letter of credit issued to an insurer that the Company reinsures on a quota share basis. A claim can be made against the letter of credit if the ceding insurer is unable to pay claims from premiums collected by it. It is unlikely that there will be such a claim against the letter of credit.

5.   Reserve for Losses and Loss Adjustment Expenses

     The reserve for losses and loss adjustment expenses ("LAE") is based upon case reserve reports received from ceding insurance companies and the company's own estimates. Loss and LAE reserves also include estimates of incurred but not reported losses based on past experience modified for current trends and estimates of expenses for investigating and settling claims. It is the company's
policy not to discount such reserves.   Management believes that the reserve for
loss and LAE as of March 31, 1999 is adequate to cover ultimate gross cost of losses and LAE incurred through March 31, 1999. The reserve is based on estimates of losses and LAE incurred and, therefore, the amount ultimately paid may be more or less than such estimates.

6.   Results of Operations - Subsidiary

     As indicated in Note 2, the financial statements of the Company and its wholly owned subsidiary are presented on a consolidated basis. Presented below are the operating results of each entity for the three months ended March 31, 1999.

                              Stoneville      Stoneville
                              Insurance       Service
                              Company         Company           Consolidated

Total Revenues                $ 571,448       $   61,355        $   632,803

Net Income                    $   8,209       $  (21,000)       $    (12,791)


7.   Earnings (Loss) Per Share

     Earnings (loss) per common share is based on net income or (loss) and the weighted average number of shares outstanding during each interim period. The number of shares used in computing earnings per share is 503,384 for the quarter ended March 31, 1999 and 1998.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition - March 31, 1999 Compared to December 31, 1998

        Total shareholders' equity decreased by $19,163 or 1% from $1,915,053 at December 31, 1998 to $1,895,890 at March 31, 1999. This decrease was caused by a net loss from operations of $12,791 for the first three months of 1999 and a decrease in unrealized gain on securities available-for-sale of $6,372.

        Total assets increased by $162,010 or 3.6% at March 31, 1999 compared to December 31, 1998. Cash and investments decreased a total of $177,986 during the three months ended March 31, 1999 due primarily to the formation of Stoneville Service Company, a wholly owned subsidiary of Stoneville Insurance Company, and the start-up costs associated with that operation.

        Total liabilities increased by $181,173 or 7% at March 31, 1999 compared to December 31, 1998. This increase was due primarily to the receipt of certain quota share reinsurance agreement payments prior to the time such payments were earned.

Results of Operations - First Quarter 1999 Compared to First Quarter 1998

        The Company experienced a net loss of $12,791 during the first quarter of 1999 compared to a net loss of $20,123 during the first quarter of 1998. Results the first quarter of 1999 and the first quarter of 1998 differ significantly because of the development of the Company's operations over the last year. In early 1998, the Company began its active reinsurance business operations, in July of 1998 the Company began its claims administration and risk control operations, and in the fall of 1998, the Company began its direct insurance business operations. As a result of increased workers' compensation premium written and assumed, earned premium during the first quarter of 1999 was $305,537 compared to $112,296 in 1998. Losses and loss adjustment expenses were $222,769 during the first three months of 1999 compared to $64,750 in the same period in 1998. Other expenses directly associated with the Company's insurance programs totaled $83,383 during the first quarter of 1999 compared to $30,320 in the first quarter of 1998. The increase in expenses directly related to insurance programs was due to increased business written in 1999.

        Investment income of the Company increased from $17,563 in the first quarter of 1998 to $25,407 in the first quarter of 1999. This increase is a result of having more funds available for investment in 1999 due to increased insurance business written coupled with increased fee based income.

        General expenses increased from $108,671 in the first quarter of 1998 to $346,621 in 1999. This increase is due primarily to the costs associated with the claims administration operation which did not exist during the first quarter of 1998.

        The Company recorded an income tax benefit for the quarter ended March 31, 1999 in the amount of $8,179 compared to a tax benefit for the same quarter in 1998 of $10,366.

                         PART II:  OTHER INFORMATION

Item 1 - Legal Proceedings

There have been no material changes to the legal proceedings described in the Company's Registration Statement on Form 10-K (File Number 333-24739).

Item 5 - Other Information

On May 3, 1999, the Company acquired American Colonial Insurance Company ("American Colonial") for $319,266 in cash. American Colonial is a small Arkansas domestic property and casualty insurer formed April 15, 1958 and is licensed to write workers' compensation insurance in the State of Arkansas. American Colonial has been re-named Stoneville Insurance Company of Arkansas and will write direct workers' compensation insurance for small employers in Arkansas.

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 27: Financial data schedule

(b) A report on Form 8-K was filed on January 28, 1999 and amended on February 25, 1999 reporting the appointment of Deloitte & Touche to act as the Company's independent accountants.

                          STONEVILLE INSURANCE COMPANY


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      STONEVILLE INSURANCE COMPANY



                                      BY: /s/ Harry E. Vickery
                                         --------------------------------------
                                         Harry E. Vickery, President

                                      DATE: May 15, 1999




                                      BY: /s/ Richard L. Eaton
                                         --------------------------------------
                                         Richard L. Eaton, Chief Financial
                                         Officer (Principal Financial Officer
                                         and Principal Accounting Officer)

                                      DATE: May 15, 1999