Form 10QSB
period 1999-06-30
STONEVILLE INSURANCE CO
filed 1999-08-13
CIK 1036506

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C.   20549
                               FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999 or
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

          503,384 Common Shares were outstanding as of August 12, 1999 for financial statement purposes.

          Transitional Small Business Disclosure Format (check one):
          Yes [ ]  No [x]

                          PART I: FINANCIAL INFORMATION

        In addition to historical information, this report contains statements which constitute forward-looking statements and information which are based on management's beliefs, plans, expectations and assumptions and on information currently available to management. The words "may," "should," "expect," "anticipate," "intend," "plan," "continue," "believe," "seek," "estimate," and similar expressions used in this report that do not relate to historical facts are intended to identify forward-looking statements. These statements appear in a number of places in this report, including, but not limited to, statements found in Item 2 "Management's Discussion and Analysis." In particular, future claims under the Small Comp Workers' Compensation Program may be higher than anticipated. All phases of the Company's operations are subject to a number of risks and uncertainties. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projects in the forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this report, including, without limitation, the portions referenced above, and the uncertainties set forth from time to time in the Company's other public reports and filings and public statements, many of which are beyond the control of the Company, and any of which, or a combination of which, could materially affect the results of the Company's operations and whether forward-looking statements made by the Company ultimately prove to be accurate.


Item 1 - Stoneville Insurance Company and Subsidiary Consolidated Financial Statements



Consolidated Balance Sheets
 June 30, 1999 and December 31, 1998


Consolidated Statements of Operations
  Three Months and Six Months Ended June 30, 1999 and 1998


Consolidated Statements of Changes in Stockholders' Equity
   For Periods Indicated


Consolidated Statements of Cash Flows
   Six Months Ended June 30, 1999 and 1998


Notes to Financial Statements

STONEVILLE INSURANCE COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 1999 and December 31, 1998

                                                 (Unaudited)
                                                   June 30,       December 31,
                                                     1999             1998
                                                   --------       ------------
Assets
Investments:
Securities available-for-sale at fair value
 - amortized cost of $862,182 and $1,139,000     $  868,927         $1,175,757
Short-term investments, at cost which
 approximates market                                244,954            342,358
                                                ------------       -------------
Total Investments                                 1,113,881          1,518,115

Cash and Cash Equivalents                         1,113,231          1,222,322
Premiums receivable                                 705,729            420,902
Accounts receivable                                 137,770
Accrued interest receivable                          17,054             19,888
Refundable income taxes                              69,634             68,618
Reinsurance recoverable                           1,023,532          1,023,532
Equipment, net of accumulated depreciation
 of $41,471 and $27,000                             131,651             84,598
Deferred tax assets                                 243,123            134,715
Other                                               199,025              9,912
                                                ------------       -------------
Total Assets                                     $4,754,630         $4,502,602
                                                ============       =============

Liabilities
Reserve for losses and loss adjustment expenses  $1,808,042         $1,780,687
Unearned premiums                                   748,296            475,106
Accounts payable and accrued liabilities            441,100            323,415
Capital lease obligations                             7,733              8,341
                                                ------------       -------------
Total Liabilities                                 3,005,171          2,587,549
                                                ------------       -------------
Shareholders' Equity
Common stock ($1 par value; 10,000,000 shares
 authorized; 503,384 shares issued and
   outstanding)                                     503,384            503,384
Retained earnings                                 1,241,328          1,388,334
Accumulated other comprehensive income -
  Unrealized gains on securities available for
    sale, net of income taxes of $1,998 and
    $14,000                                           4,747             23,335
                                                ------------       -------------
Total Shareholders' Equity                        1,749,459          1,915,053
                                                ------------       -------------
Total Liabilities and Shareholders' Equity       $4,754,630         $4,502,602
                                                ============       =============









See accompanying notes to financial statements.

STONEVILLE INSURANCE COMPANY AND SUBSIDIARIES
Consolidated Statements of Operations
Three Months and Six Months Ended June 30, 1999 and 1998
(Unaudited)

                                      Three Months Ended      Six Months Ended
                                            June 30               June 30
                                      ------------------      -----------------
                                        1999      1998         1999      1998
                                      --------- --------      ------- ---------

Revenues
Net premiums earned (less ceded
 amount of approximately $98,067
 and $152,774 in 1999 and $0 in 1998) $534,540   $27,576      769,932   139,872
Investment income                       23,821    21,282       49,229    38,845
Gain on sale of securities               6,387                  6,387
Administrative and management fees     198,873                569,215
Other                                   20,447    28,820       22,109    72,213
                                      --------- ---------  ----------- ---------
Total Revenues                         784,068    77,678    1,416,872   250,930
                                      --------- ---------  ----------- ---------

Expenses
Loss and loss adjustment expenses      437,298    14,290      660,068    79,040
Policy acquisition fees                 37,225     1,930       61,348     9,791
Program administration fees             75,262     4,137      118,284    20,981
Regulatory fees                         29,711    14,070       46,949    19,685
General expenses                       427,132   168,732      773,753   277,403
                                     ---------- ---------  ----------- ---------
Total Expenses                       1,006,628   203,159    1,660,402   406,900
                                     ---------- ---------  ----------- ---------

Loss before Income Taxes              (222,560) (125,481)    (243,530) (155,970)

Provision (benefit) for income taxes   (88,345)  (50,462)     (96,524)  (60,828)
                                     ---------- ---------  ----------- ---------
Net Loss                              (134,215)  (75,019)    (147,006)  (95,142)

Other Comprehensive Income, net of
 income tax effect -
  Unrealized loss on investments in
   securities                           (6,372)    1,754      (18,588)   (2,128)
                                     ---------- ---------  ----------- ---------
Comprehensive Loss                    (140,587)  (73,265)    (165,594)  (97,270)
                                     ========== =========  =========== =========
Net Loss Per Share                      $(0.27)   $(0.15)      $(0.29)   $(0.19)
                                     ========== =========  =========== =========












See accompanying notes to financial statements.

STONEVILLE INSURANCE COMPANY AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders' Equity
For Periods Indicated



                                                                   Accumulated
                                    Common Stock                      Other          Total
                                 -----------------     Retained   Comprehensive  Shareholders'
                                 Shares     Amount     Earnings       Income        Equity
                                 --------------------------------------------------------------

Balance at December 31, 1997     503,384   $503,384   $1,484,870     $15,852      $2,004,106

1998
  Net income (loss)                                      (96,536)                    (96,536)

  Net increase in unrealized
   appreciation of securities
   available for sale                                                  7,483           7,483
                                 -------------------------------------------------------------

Balance at December 31, 1998     503,384   $503,384   $1,388,334     $23,335      $1,915,053

1999
  Net income (loss)                                     (147,006)                   (147,006)

  Net decrease in unrealized
   appreciation of securities
   available for sale                                                (18,588)        (18,588)
                                 -------------------------------------------------------------

Balance at June 30, 1999
  (Unaudited)                    503,384  $503,384    $1,241,328      $4,747      $1,749,459
                                 =============================================================

















See accompanying notes to financial statements.

STONEVILLE INSURANCE COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Six Months Ended June 30, 1999 and 1998
(Unaudited)

                                                          1999        1998
                                                      -----------  ------------
Cash Flows From Operating Activities
Premiums collected                                      $641,864
Administrative fees collected                            287,472
Losses and loss adjustment expenses paid                (345,578)
Administrative expenses paid                            (883,860)   $(346,586)
Income tax refund received                                           $166,943
Investment income received                                54,688       54,571
Other income received                                      2,278       61,713
Interest paid                                               (497)        (250)
                                                      -----------  ------------
Net Cash Provided by Operating Activities               (243,633)     (63,609)
                                                      -----------  ------------
Cash Flows From Investing Activities
Proceeds from sales of available-for-sale
 securities                                              281,392       43,832
Purchase of available-for-sale securities               (131,414)
Reclass available-for-sale securities as cash
 equivalents                                             196,712
Capital expenditures                                    (211,541)     (70,475)
                                                      -----------  ------------
Net Cash Provided by Investing Activities                135,149      (26,643)
                                                      -----------  ------------
Cash Flows From Financing Activities
Principal payments under capital lease obligations          (607)      (1,677)
                                                      -----------  ------------
Net Cash Used in Financing Activities                       (607)      (1,677)
                                                      -----------  ------------
Net Increase (Decrease) in Cash and
  Cash Equivalents                                      (109,091)     (91,929)

Cash and Cash Equivalents at Beginning of Period       1,222,322      425,493
                                                      -----------  ------------
Cash and Cash Equivalents at End of Period            $1,113,231     $333,564
                                                      ===========  ============














See accompanying notes to financial statements.

STONEVILLE INSURANCE COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Quarters Ended June 30, 1999 and 1998 (Unaudited)

1.   BASIS OF PRESENTATION

     These interim consolidated financial statements have been prepared in accordance with the instructions to Form 10Q and do not include all of the information and note disclosures required by Generally Accepted Accounting Principles and must be read in conjunction with the 1998 statements. The accompanying financial statements have not been audited by independent accountants in accordance with Generally Accepted Auditing Standards, but in the opinion of management, the accompanying interim unaudited financial statements contain all adjustments necessary for a fair statement of financial position and results of operations of the Company for the interim periods.


2.   CONSOLIDATION OF SUBSIDIARIES

     In January, 1999, the Company formed Stoneville Service Company, Inc., a Mississippi corporation owned entirely by Stoneville Insurance Company. Stoneville Service Company, Inc. provides claims and risk control services primarily to Arkansas groups that are self-funded for workers' compensation purposes.

     In May, 1999, the Company acquired all of the outstanding stock of American Colonial Insurance Company, an Arkansas property and casualty insurance company. Immediately after the acquisition, the name was changed to Stoneville Insurance Company of Arkansas. The Company plans to write small premium workers' compensation insurance in Arkansas and will reinsure other workers' compensation carriers on a limited risk basis. The Company also plans to provide claims administration and program management services for these insurance programs through its Arkansas subsidiary.

     The accompanying financial statements present the Company and its subsidiaries, Stoneville Service Company, Inc. and Stoneville Insurance Company of Arkansas, on a consolidated basis. All material inter-company profits, transactions and balances have been eliminated.

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

     The Company also plans to duplicate its Mississippi workers' compensation programs in Arkansas through Stoneville Insurance Company of Arkansas.


4.   ASSETS PLEDGED

     Of the $868,927 in securities available-for-sale, $500,000 is pledged as collateral for a letter of credit issued to an insurance carrier that the Company reinsures on a quota share basis. A claim may be made against the letter of credit if the ceding insurer is unable to pay claims from premiums collected by it.

5.   RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

     The reserve for losses and loss adjustment expenses ("LAE") is based upon case reserve reports received from ceding insurance companies and the company's own estimates. Loss and LAE reserves also include estimates of incurred but not reported losses based on past experience modified for current trends and estimates of expenses for investigating and settling claims. It is the company's policy not to discount such reserves. Management believes that the reserve for loss and LAE as of June 30, 1999 is adequate to cover ultimate gross cost of losses and LAE incurred through June 30, 1999. The reserve is based on estimates of losses and LAE incurred and, therefore, the amount ultimately paid may be more or less than such estimates.

6.   EARNINGS (LOSS) PER SHARE

     Earnings (loss) per common share is based on net income or (loss) and the weighted average number of shares outstanding during each interim period. The number of shares used in computing earnings per share is 503,384 for the quarter ended June 30, 1999 and 1998.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations


Financial Condition - June 30, 1999 Compared to December 31, 1998

        Total shareholders' equity decreased by $165,594 or 8.6% from $1,915,053 at December 31, 1998 to $1,749,459 at June 30, 1999. This decrease was caused by a net loss from operations of $147,006 for the first six months of 1999 and a decrease in unrealized gain on securities available-for-sale of $18,588.

        Total assets increased by $252,028 or 5.6% at June 30, 1999 compared to December 31, 1998. Cash and investments decreased a total of $513,325 during the six months ended June 30, 1999 due largely to the purchase of American Colonial Insurance Company and the formation of Stoneville Service Company, a wholly owned subsidiary of Stoneville Insurance Company, and the associated start-up costs with that operation.

        Total liabilities increased by $417,622 or 16% at June 30, 1999 compared to December 31, 1998. This increase was due partially to the receipt of certain quota share reinsurance agreement payments prior to the time such payments were earned. Additionally, with the increase in premium written and assumed in the first six months of 1999, unearned premium increased by $117,685.



Results of Operations - Second Quarter 1999 Compared to Second Quarter 1998

        The Company experienced a net loss of $134,215 during the second quarter of 1999 compared to a net loss of $75,019 during the second quarter of 1998. This loss is due primarily to the costs associated with the start-up and acquisition costs of subsidiaries in 1999 and to unusually high claims incurred in the Company's Small Comp Workers' Compensation Program during the second quarter of 1999. It is expected that these claims will be significantly lower in subsequent quarters, thus improving the Company's profitability. As a result of increased workers' compensation premium written and assumed, earned premium during the second quarter of 1999 was $534,540 compared to $27,576 in 1998. Losses and loss adjustment expenses were $437,298 during the second six months of 1999 compared to $14,290 in the same period in 1998. Other expenses directly associated with the Company's insurance programs totaled $142,198 during the second quarter of 1999 compared to $20,137 in the second quarter of 1998. The increase in expenses directly related to insurance programs was due to increased business written in 1999.

        Investment income of the Company increased from $21,282 in the second quarter of 1998 to $23,821 in the second quarter of 1999. This increase is a result of having more cash available for investment in the second quarter of 1999 compared to 1998 due to increased insurance business written coupled with increased fee based income.

        General expenses increased from $168,732 in the second quarter of 1998 to $427,132 in 1999. This increase is due primarily to the claims administration operation which did not exist during the second quarter of 1998 and costs associated with acquiring American Colonial Insurance Company.

       The Company recorded an income tax benefit for the quarter ended June 30, 1999 in the amount of $88,345 compared to a tax benefit for the same quarter in 1998 of $50,462.

                           PART II: OTHER INFORMATION

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

                                      DATE: August 13, 1999




                                      BY: /s/ Richard L. Eaton
                                         --------------------------------------
                                         Richard L. Eaton, Chief Financial
                                         Officer (Principal Financial Officer
                                         and Principal Accounting Officer)

                                      DATE: August 13, 1999