Form 10QSB
period 1999-09-30
STONEVILLE INSURANCE CO
filed 1999-11-15
CIK 1036506

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C.   20549
                               FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999 or
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 333-24739

                          STONEVILLE INSURANCE COMPANY
        -----------------------------------------------------------------
             (exact name of Registrant as specified in its charter)

                      MISSISSIPPI                          72-1341156
      ----------------------------------------------- ----------------------
              (State or other jurisdiction            (I.R.S. Identification
            of incorporation of organization)          Number)

633 North State Street, Suite 200, Jackson, Mississippi         39202-7817
--------------------------------------------------------     -----------------
(Address of principal executive offices)                      (Zip Code)

Registrants telephone number, including area code: (601) 352-7817
                                                   --------------


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

          503,384 Common Shares were outstanding as of September 30, 1999 for financial statement purposes.

          Transitional Small Business Disclosure Format (check one):
          Yes [ ]  No [x]

                          PART I: FINANCIAL INFORMATION

        In addition to historical information, this report contains statements which constitute forward-looking statements and information which are based on management's beliefs, plans, expectations and assumptions and on information currently available to management. The words "may," "should," "expect," "anticipate," "intend," "plan," "continue," "believe," "seek," "estimate," and similar expressions used in this report that do not relate to historical facts are intended to identify forward-looking statements. These statements appear in a number of places in this report, including, but not limited to, statements found in Item 2 "Management's Discussion and Analysis." In particular, future claims may be higher than anticipated and revenues for Stoneville Services Company may not meet expectations. All phases of the Company's operations are subject to a number of risks and uncertainties. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projects in the forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this report, including, without limitation, the portions referenced above, and the uncertainties set forth from time to time in the Company's other public reports and filings and public statements, many of which are beyond the control of the Company, and any of which, or a combination of which, could materially affect the results of the Company's operations and whether forward-looking statements made by the Company ultimately prove to be accurate.


Item 1 - Stoneville Insurance Company and Subsidiary Consolidated Financial Statements



Consolidated Balance Sheets
 September 30, 1999 and December 31, 1998


Consolidated Statements of Operations
  Three Months and Nine Months Ended September 30, 1999 and 1998


Consolidated Statements of Changes in Stockholders' Equity
   For Periods Indicated


Consolidated Statements of Cash Flows
   Nine Months Ended September 30, 1999 and 1998


Notes to Financial Statements

STONEVILLE INSURANCE COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 1999 and December 31, 1998


                                                September 30       December 31,
                                                    1999               1998
                                                ------------       ------------
Assets                                           (Unaudited)
Investments:
Securities available-for-sale at fair value
   - amortized cost of $864,977 and $1,139,000     $868,750         $1,175,757
Short-term investments, at cost which
   approximates market                              341,131            342,358
                                                ------------       ------------
Total Investments                                 1,209,881          1,518,115

Cash and Cash Equivalents                           930,829          1,222,322
Premiums and fees receivable                        955,428            420,902
Accounts receivable                                 205,220
Accrued interest receivable                          19,819             19,888
Refundable income taxes                              38,283             68,618
Reinsurance recoverable                           1,023,532          1,023,532
Equipment, net of accumulated depreciation of
   $43,274 and $27,000                              124,486             84,598
Deferred tax assets                                 278,403            134,715
Other                                               203,152              9,912
                                                ------------       ------------
Total Assets                                     $4,989,033         $4,502,602
                                                ============       ============

Liabilities
Reserve for losses and loss adjustment expenses  $1,773,892         $1,780,687
Unearned premiums                                 1,050,251            475,106
Accounts payable and accrued liabilities            467,322            323,415
Capital lease obligations                             7,479              8,341
                                                ------------       ------------
Total Liabilities                                 3,298,944          2,587,549
                                                ------------       ------------
Shareholders' Equity
Common stock ($1 par value; 10,000,000 shares
  authorized; 503,384 shares issued and
  outstanding)                                      503,384            503,384
Retained earnings                                 1,184,295          1,388,334
Accumulated other comprehensive income -
  Unrealized gains on securities available
  for sale, net of income taxes of $1,540
  and $14,000                                         2,410             23,335
                                                ------------       ------------
Total Shareholders' Equity                        1,690,089          1,915,053
                                                ------------       ------------
Total Liabilities and Shareholders' Equity       $4,989,033         $4,502,602
                                                ============       ============









See accompanying notes to financial statements.

STONEVILLE INSURANCE COMPANY AND SUBSIDIARIES
Consolidated Statements of Operations
Three Months and Nine Months Ended September 30, 1999 and 1998

(Unaudited)

                                       Three Months Ended    Nine Months Ended
                                          September 30          September 30
                                       ------------------    -----------------
                                         1999      1998         1999    1998
                                       ------------------    -----------------
Revenues
Net premiums earned (less ceded
 amount of approximately $151,926
 and $304,700 in 1999 and $0 in 1998)  $480,345  $210,672   $1,250,277 $350,544
Investment income                        23,852    26,621       73,392   65,466
Gain on sale of securities                    0                  6,387
Administrative and management fees      342,117   131,017      911,332  143,722
Other                                         0         0       22,109   59,507
                                       --------- --------    ---------- -------
Total Revenues                          846,314   368,310    2,263,497  619,239
                                       --------- --------    ---------- -------
Expenses
Loss and loss adjustment expenses       378,348    39,032    1,038,415  118,072
Policy acquisition fees                  57,673    14,747      119,021   24,538
Program administration fees              59,961    31,723      178,245   52,704
Regulatory fees                          28,278    18,312       75,227   37,997
General expenses                        414,218   256,991    1,187,975  534,393
                                       --------- --------    ---------- -------
Total Expenses                          938,478   360,805    2,598,883  767,704
                                       --------- --------    ---------- -------
Income (loss) before Income Taxes       (92,164)    7,505     (335,386)(148,465)

Provision (benefit) for income taxes    (34,823)    2,927     (131,347) (57,901)
                                       --------- --------    ---------- -------
Net Loss                                (57,341)    4,578     (204,039) (90,564)

Other Comprehensive Income, net of
  income tax effect -
 Unrealized gain (loss) on investments
   in securities                         (2,337)   21,522      (16,925)  19,394
 Reclassification of gains included in
   net income                                                   (4,000)
                                       --------- --------    ---------- -------
Comprehensive Loss                      (59,678)   26,100     (224,964) (71,170)
                                       ========= ========    ========== =======
Net Loss Per Share                       $(0.11)    $0.01       $(0.41)  $(0.18)
                                       ========= ========    ========== =======












See accompanying notes to financial statements.

STONEVILLE INSURANCE COMPANY AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders' Equity
For Periods Indicated



                                                                   Accumulated
                                    Common Stock                      Other          Total
                                 -----------------     Retained   Comprehensive  Shareholders'
                                 Shares     Amount     Earnings       Income        Equity
                                 --------------------------------------------------------------

Balance at January 1, 1998       503,384   $503,384   $1,484,870     $15,852      $2,004,106
 1998
  Net income (loss)                                      (96,536)                    (96,536)

  Net increase in unrealized
   appreciation of securities
   available for sale                                                  7,483           7,483
                                 --------------------------------------------------------------
Balance at December 31, 1998     503,384   $503,384   $1,388,334     $23,335      $1,915,053

 1999
  Net income (loss)                                     (204,039)                   (204,039)

  Net decrease in unrealized
   appreciation of securities
   available for sale                                                (20,925)        (20,925)
                                 --------------------------------------------------------------

Balance at September 30, 1999
  (UNAUDITED)                    503,384   $503,384   $1,184,295      $2,410      $1,690,089
                                 ==============================================================















See accompanying notes to financial statements.

STONEVILLE INSURANCE COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 1999 and 1998
(Unaudited)

                                                      1999          1998
                                                  ------------  ------------
Cash Flows From Operating Activities
Premiums collected                                 $1,013,468    $1,223,237
Administrative fees collected                         778,707
Losses and loss adjustment expenses paid             (729,989)     (172,159)
Administrative expenses paid                       (1,481,556)     (571,316)
Income tax refund received                             31,351       166,943
Investment income received                             76,212        74,617
Other income received                                   2,278       123,720
Interest paid                                            (685)         (401)
                                                  ------------  ------------
Net Cash Provided by (used in) Operating
  Activities                                         (310,214)      844,641
                                                  ------------  ------------
Cash Flows From Investing Activities
Proceeds from sales of available-for-sale
  securities                                          478,104        45,097
Purchase of available-for-sale securities            (246,394)     (251,692)
Capital expenditures                                 (212,127)      (65,037)
                                                  ------------  ------------
Net Cash Provided by (used in) Investing
  Activities                                           19,583      (271,632)
                                                  ------------  ------------
Cash Flows From Financing Activities
Principal payments under capital lease
  obligations                                            (862)       (2,142)
                                                  ------------  ------------
Net Cash Used in Financing Activities                    (862)       (2,142)
                                                  ------------  ------------
Net Increase (Decrease) in Cash and
  Cash Equivalents                                   (291,493)      570,867

Cash and Cash Equivalents at Beginning of Period    1,222,322       425,493
                                                  ------------  ------------
Cash and Cash Equivalents at End of Period           $930,829      $996,360
                                                  ============  ============





See accompanying notes to financial statements.

STONEVILLE INSURANCE COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Quarters Ended September 30, 1999 and 1998 (Unaudited)

1.      BASIS OF PRESENTATION

        These interim consolidated financial statements have been prepared in accordance with the instructions to Form 10Q and do not include all of the information and note disclosures required by generally accepted accounting principles and must be read in conjunction with the 1998 annual statement. The accompanying financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management, the accompanying interim unaudited financial statements contain all adjustments necessary to summarize fairly the statement of financial position and results of operations of the Company for the interim periods.


2.      CONSOLIDATION OF SUBSIDIARIES

        In January, 1999, the Company formed Stoneville Service Company, Inc., a Mississippi corporation owned entirely by Stoneville Insurance Company. Stoneville Service Company, Inc. provides claims and risk control services primarily to Arkansas groups that are self-funded for workers' compensation purposes.

        In May, 1999, the Company acquired all of the outstanding stock of American Colonial Insurance Company, an Arkansas property and casualty insurance company. Immediately after the acquisition, the name was changed to Stoneville Insurance Company of Arkansas. The Company has begun to write small premium workers' compensation insurance in Arkansas and will reinsure other workers' compensation carriers on a limited risk basis. The Company also plans to provide claims administration and program management services for these insurance programs through its Arkansas subsidiary.

        The accompanying financial statements present the Company and its subsidiaries, Stoneville Service Company, Inc. and Stoneville Insurance Company of Arkansas, on a consolidated basis. All material inter-company profits, transactions and balances have been eliminated.

3.      OPERATIONS OF THE COMPANY

        The Company was formed to become the successor to the Delta Agricultural and Industrial Trust, a Mississippi self-funded workers' compensation trust. The Company entered the workers' compensation market in the first quarter of 1998 as a reinsurer and began direct writing of workers' compensation insurance in the fourth quarter of 1998. In July, 1998, the Company began providing claims and risk control services as well as program management services to the insurance programs being reinsured by the Company. In January, 1999, the Company began providing claims and risk control services to Arkansas self-funded workers' compensation groups through its newly formed subsidiary, Stoneville Service Company, Inc.

        The Company also began duplicating its Mississippi workers' compensation programs in Arkansas through Stoneville Insurance Company of Arkansas in the third quarter of 1999.

4.      ASSETS PLEDGED

        Of the $868,750 in securities available-for-sale, $500,000 is pledged as collateral for a letter of credit issued to an insurance carrier that the Company reinsures on a quota share basis. A claim may be made against the letter of credit if the ceding insurer is unable to pay claims from premiums collected by it.

5.      RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

        The reserve for losses and loss adjustment expenses ("LAE") is based upon case reserve reports received from ceding insurance companies and the company's own estimates. Loss and LAE reserves also include estimates of incurred but not reported losses based on past experience modified for current trends and estimates of expenses for investigating and settling claims. It is the company's policy not to discount such
        reserves.   Management believes that the reserve for loss and LAE as of
        September 30, 1999 is adequate to cover ultimate gross cost of losses and LAE incurred through September 30, 1999. The reserve is based on estimates of losses and LAE incurred and, therefore, the amount ultimately paid may be more or less than such estimates.


6.      EARNINGS (LOSS) PER SHARE

        Earnings (loss) per common share is based on net income or (loss) and the weighted average number of shares outstanding during each interim period. The number of shares used in computing earnings per share is 503,384 for the quarter ended September 30, 1999 and 1998.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations


Financial Condition - September 30, 1999 Compared to December 31, 1998

        Total shareholders' equity decreased by $224,964 or 11.7% from $1,915,053 at December 31, 1998 to $1,690,089 at September 30, 1999. This
decrease was caused by a net loss from operations of $204,039 for the first nine months of 1999 and a decrease in unrealized gain on securities available-for-sale of $20,925.

        Total assets increased by $486,431 or 10.8% at September 30, 1999 compared to December 31, 1998. This increase is due primarily to an increase in premiums and fees receivable as a result of increased volume. Cash and investments decreased a total of $599,727 during the nine months ended
September 30, 1999 due largely to the purchase of American Colonial Insurance Company and the formation of Stoneville Service Company, a wholly owned subsidiary of Stoneville Insurance Company, and the start-up costs associated with that operation.

        Total liabilities increased by $711,395 or 27.5% at September 30, 1999 compared to December 31, 1998. This increase was due partially to the receipt of certain quota share reinsurance agreement payments prior to the time such payments were earned. Additionally, with the increase in premium written and assumed in the first nine months of 1999, unearned premium increased by $575,145.

Results of Operations - Quarter Ended September 30, 1999 Compared to Quarter Ended September 30,1998

        The Company experienced a net loss of $57,341 during the third quarter of 1999 compared to net income of $4,578 during the third quarter of 1998. This loss is due primarily to the costs associated with the operation of Stoneville Service Company, a claims administration subsidiary which began operations in early 1999. Stoneville Service Company provides claims services to third party self-funded workers' compensation programs. The Company has recently acquired and continues to acquire additional customers which should significantly improve the net operating income of the Company. It is anticipated that this subsidiary will begin generating an operating profit during the second quarter of 2000.

        As a result of increased workers' compensation premium written and assumed, earned premium during the third quarter of 1999 was $480,345 compared to $210,672 in 1998. Losses and loss adjustment expenses were $378,348 during the third quarter of 1999 compared to $39,032 in the same period in 1998. Other expenses directly associated with the Company's insurance programs totaled $145,912 during the third quarter of 1999 compared to $64,782 in the third quarter of 1998. The increase in expenses directly related to insurance programs was due to increased business written in 1999.

        Investment income of the Company decreased from $26,621 in the third quarter of 1998 to $23,852 in the third quarter of 1999. This decrease is a result of having less cash available for investment in the third quarter of 1999 compared to 1998 due to increased claims and administrative expense payments during the period.

        General expenses increased from $256,991 in the third quarter of 1998 to $414,218 in 1999. This increase is due primarily to expenses in the claims administration operation which did not exist during the third quarter of 1998.

        The Company recorded an income tax benefit for the quarter ended September 30, 1999 in the amount of $34,823 compared to a tax provision for the same quarter in 1998 of $2,927.

Results of Operations - Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30,1998

        The Company experienced a net loss of $204,039 for the nine months ended September 30, 1999 compared to a net loss of $90,564 for the same period in 1998. This increased loss is due to the operating loss sustained in the claims administration subsidiary during 1999 and several significant claims experienced in the Small Workers' Compensation program operated by the Company. The performance of the claims administration subsidiary should improve in the next six months as a result of an increased client base. The Company has reduced the amount of risk taken in the Small Workers' Compensation program by increasing the portion of the risk reinsured from 50% to 90% effective September 1, 1999.

        As a result of increased workers' compensation premium written and assumed, earned premium during the nine months ended September 30, 1999 was $1,250,277 compared to $350,544 in 1998. Losses and loss adjustment expenses were $1,038,415 during the first nine months of 1999 compared to $118,072 in the same period in 1998. Other expenses directly associated with the Company's insurance programs totaled $372,493 during the period ended September 30, 1999 compared to $115,239 in 1998. The increase in expenses directly related to insurance programs was due to increased business written in 1999.

        Investment income increased to $73,392 for the nine month period ended September 30, 1999 from $ 65,466 in 1998. Most of the increase in the nine month period came prior to the expenditure of start-up costs in the Stoneville Service Company subsidiary. More cash was available for investment in early 1999 compared to 1998 due to the advance funding of the Company's reinsurance activities in late 1998 and early 1999.

        For the nine month period ended September 30, 1999, general expenses increased to $1,187,975 from $534,393 in 1998. This increase was due primarily to costs associated with the purchase of American Colonial Insurance Company and the acquisition of an existing claims administrator's customer base in early 1999 as well as the operation of these subsidiaries which did not exist in 1998.

        The Company recorded a tax benefit of $131,347 for the nine months ended September 30, 1999 compared to a tax benefit of $57,901 for the same period in 1998.

Liquidity and Capital Resources

        Due to the fact that workers' compensation claims are paid over a long period of time, it is anticipated that cash flows from premiums collected will be sufficient to pay any insurance claims that arise during 1999, 2000 and the foreseeable future.

        As a workers' compensation insurance carrier licensed in the State of Mississippi, the Company is subject to certain minimum capital and surplus requirements. In order to stay in compliance with these minimum requirements, the Company will be required to generate operating profits in 2000 or raise additional capital from other sources. The Company anticipates that its increased customer base will generate sufficient operating profits in 2000 to satisfy regulatory capital and surplus requirements. However, if such operating results are not attained, the Company will have to seek other sources of capital to allow it to maintain an adequate capital structure. The Company is not assured that such capital alternatives will be available if and when they are needed.

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

                                      DATE: November 13, 1999