Form 10KSB
period 1999-12-31
STONEVILLE INSURANCE CO
filed 2000-03-30
CIK 1036506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-KSB

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
or
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-24739

STONEVILLE INSURANCE COMPANY

(exact name of Registrant as specified in its charter)

(State or other jurisdiction of incorporation of organization)         (I.R.S. Identification Number)

633 North State Street, Suite 200, Jackson, Mississippi                               39202-7817
(Address of principal executive offices)                                           (Zip Code)

Registrants telephone number, including area code: (601-352-7817)

Securities registered pursuant to Section 12(b) of the Act:         None

Securities registered pursuant to Section 12(g) of the Act:         None

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

         Issuer's revenues for the most recent fiscal year: $3,122,910

         Aggregate market value of equity held by non-affiliates: To the issuer's knowledge there has never been a sale of its common stock or any bid or asked prices of such stock.

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                  Class                              Outstanding at March 27, 2000
         Common stock, $1.00 par value                        503,384 Shares

                                        DOCUMENTS INCORPORATED BY REFERENCE

                     Part II, Items 6 and 7 and portions of Part III, Item 13 have been omitted and will be filed by amendment in accordance with Rule 12b-25.

STONEVILLE INSURANCE COMPANY
FORM 10-KSB

PART I

      In addition to historical information, this report contains statements which constitute forward-looking statements and information which are based on management's beliefs, plans, expectations and assumptions and on information currently available to management. The words "may," "should," "expect," "anticipate," "intend," "plan," "continue," "believe," "seek," "estimate," and similar expressions used in this report that do not relate to historical facts are intended to identify forward-looking statements. These statements appear in a number of places in this report, including, but not limited to, statements found in Item 1 "Description of Business" and in Item 6 "Management's Discussion and Analysis." All phases of the Company's operations are subject to a number of risks and uncertainties. Investors are cautioned that any such forward- looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projections in the forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this report, including, without limitation, the portions referenced above, and the uncertainties set forth from time to time in the Company's other public reports and filings and public statements, many of which are beyond the control of the Company, and many of which, or a combination of which, could materially affect the results of the Company's operations and whether forward-looking statements made by the Company ultimately prove to be accurate.

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

      The Company currently operates as a reinsurer for certain direc commercial writers of workers' compensation insurance in the State of Mississippi. The Company also writes direct workers' compensation insurance for small employers in Mississippi.

      In May 1999, the Company acquired all of the outstanding stock of American Colonial Insurance Company, an Arkansas property and casualty insurance company. Immediately after the acquisition, the name was changed to Stoneville Insurance Company of Arkansas. In September 1999, the Company began writing small premium workers' compensation insurance in Arkansas. The Company has only written a small amount of this insurance in Arkansas. The Company also began duplicating its Mississippi workers’ compensation programs in Arkansas through Stoneville Insurance Company of Arkansas in the third quarter of 1999. The Company plans to provide claims administration and program management services for these insurance programs through its Arkansas subsidiary.

      The Company has entered into an agreement to provide full workers' compensation claims administration and risk control services to the commercial insurers that it reinsures in Mississippi and Arkansas. The Company also provides full workers' compensation claims administration and risk control services for the Company's direct workers' compensation insurance written in Mississippi. In January 1999, the Company formed Stoneville Service Company as a wholly owned subsidiary of the Company to conduct claims administration and risk control business. Stoneville Service Company is a Mississippi corporation. It has been authorized in Arkansas to provide workers' compensation claims administration services. Stoneville Service Company has established an office in Little Rock, Arkansas, and currently provides workers' compensation claims administration services for self insured employer accounts in Arkansas. It is anticipated that Stoneville Service Company also will provide workers compensation claims administration services in Mississippi. Stoneville Service Company also maintains a third party administrator license in the State of Georgia because one of its customers has a plant in the State of Georgia.

Company’s Reinsurance Business

      The Company currently has two reinsurance programs whereby the Company reinsures certain direct commercial writers of workers' compensation insurance. The main program is with Continental Casualty Company ("Continental") and is operated pursuant to the terms of a Quota Share Reinsurance Agreement (the "Quota Share Agreement"). The Quota Share Agreement provides for the Company to reinsure a twenty-five percent (25%) quota share of certain workers' compensation insurance written by Continental in Mississippi and Arkansas. The Company's liability under the Quota Share Agreement is limited to twenty-five percent (25%) of up to $200,000 (until January 1999 this amount was $100,000) (each occurrence, each policy) for the Mississippi insurance business and twenty-five percent (25%) of up to $200,000 (each occurrence, each policy) for the Arkansas business. The Company is required to collateralize the agreement with a letter of credit totaling $100,000 per $1,000,000 of gross premium written under the program. As of December 31, 1999, the Company is required to collateralize the agreement with a letter of credit in an amount equal to the Company's unearned premiums plus case reserves plus IBNR (incurred but not reported).

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

      In addition to the reinsurance programs discussed above, the Company entered into an Assumption Reinsurance Agreement dated March 21, 2000, whereby the Company assumed all of the workers' compensation and employers' liability insurance business written by Mississippi Physicians Insurance Company, a Mississippi insurer. The assumption of this business was effective January 1, 2000. Pursuant to the Assumption Reinsurance Agreement, the Company received approximately $4,800,000 as consideration for assuming the insurance policy obligations of Mississippi Physicians Insurance Company. In connection with the assumption, the Company entered into two (2) indemnity reinsurance arrangements with General Reinsurance Corporation (“GenRe”) whereby the Company ceded to GenRe one hundred percent (100%) of the insurance obligations of the policies assumed and transferred to GenRe approximately $4,500,000. As a result of this transaction, the Company retained approximately $266,000 for administration and servicing fees.

      In addition to these programs, the Company may develop workers' compensation insurance programs with other large carriers. It is anticipated that these programs will be structured in a manner similar to the programs described above, and the Company would participate as a reinsurer of the business written by the commercial carriers and provide claims administration and risk control services.

Company’s Direct Insurance Business

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

      In an effort to minimize its liability from the Smal Comp Program, the Company has entered into two reinsurance arrangements. The first of these reinsurance arrangements is with Trenwick America Reinsurance Corporation ("Trenwick"). The terms of this arrangement are set forth in a Quota Share Reinsurance Agreement with Trenwick whereby Trenwick reinsures a fifty percent (50%) quota share of up to $200,000 (each occurrence). As of September 1, 1999, the amount Trenwick reinsures was increased to ninety percent (90%) pursuant to an amendment to the Quota Share Reinsurance Agreement, dated September 1, 1999. The Company's second reinsurance arrangement is with Continental and the terms of this arrangement are set forth in an Agreement of Reinsurance whereby Continental assumes liability for the Company's ultimate net loss (each occurrence) in excess of $200,000.

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

      In January 1999, the Company formed Stoneville Service Company as a wholly owned subsidiary of the Company to conduct the claims administration and risk control business for self-funded groups. Stoneville Service Company is a Mississippi corporation. It has been authorized in Arkansas to provide workers' compensation claims administration and risk control services. Stoneville Service Company has established an office in Little Rock, Arkansas, and currently provides workers' compensation claims administration services for self insured employer accounts in Arkansas.

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

Company Management’s Plan of Operation

      While the Company intends to continue its business activities of providing workers' compensation for businesses in the agricultural and industrial sectors in Mississippi and Arkansas, the Company intends to focus more of its attention on increasing its claims and management services business. On September 1, 1999, the Company amended the Quota Share Reinsurance Agreement with Trenwick to increase the amount Trenwick reinsures to ninety percent (90%). By increasing the amount Trenwick reinsures, the Company has decreased the amount of risk it will retain allowing the Company to shift its focus to claims and management services.

      The Company plans to continue focusing its direct workers' compensation insurance business on "small premium" policies with premiums in the $750 to $10,000 range with the annual premium generally being less than $4,000.

      The Company also plans to continue its reinsurance business with Continental and will continue to pursue options to enter into reinsurance agreements with other direct writers of workers' compensation insurance. In addition to expanding its reinsurance business, the Company plans to expand its claims administration and risk control services in the State of Mississippi and Arkansas and will continue to consider options to expand these services into other states.

Data Processing System

      The Company has leased and installed a computer accounting system which is fully integrated with Morgan-White Underwriters so that no duplicate data entry will be required. Once Morgan-White Underwriters enters the data into the system, the Company is able to use the data to handle billing and customer service. In addition to this accounting system, the Company has a computer system which assists the Company and Stoneville Service Company in offering complete claims administration services.

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

Investments

      Management of the Company's portfolio of investments is a significant part of the Company's business. The Company's investments are limited by statutes and other regulations which restrict a large portion of such investments to specific categories. The Company is expected to invest in securities and other investments authorized by applicable state laws and regulations and receive income from such investments in the form of interest, dividends and capital gains. The Company expects to follow an investment policy designed to maximize yield to the extent consistent with liquidity requirements and preservation of assets. The Company has retained Earnest Partners (formerly Investek Capital Management, Inc.) as its investment advisor. Earnest Partners currently manages over $1 billion and has substantial experience in investing funds of insurance companies.

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

Employees

      The Company and its subsidiaries currently have a total of fifteen (15) employees, thirteen (13) of whom are full-time employees. Ten (10) of the employees are employed in Mississippi and the remaining five (5) employees are employed in Arkansas.

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

      Workers' compensation insurers such as the Company must maintain reasonable ratios between net written premiums and statutory surplus in order to be consistent with sound underwriting practices and requirements of insurance regulators and rating agencies. Accordingly, an insurance company's volume of net written premiums is limited by the amount of its statutory surplus. As the premium volume of the Company grows, its statutory surplus must also increase so that the ratio of net written premiums to statutory surplus does not become too high. The Company's objective is to maintain the ratio of net written premiums to statutory surplus within the maximum guidelines of the National Association of Insurance Commissioners.

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

      Upon being authorized by the Department of Insurance to write workers' compensation insurance in Mississippi, the Company was required to be a member of the Mississippi Workers' Compensation Assigned Risk Pool (the "Pool") and to participate in the Mississippi Workers' Compensation Assigned Risk Plan (the "Assigned Risk Plan"). The purpose of the Pool is to be a reinsurance mechanism for the Assigned Risk Plan. The Pool may assess insurers to pay the obligations of the Pool in proportion to the insurers' direct net workers' compensation premium writings in Mississippi.

Year 2000

      The year 2000 computer issue was of concern to companies because computer programs were written using two digits rather than four to identify the applicable year and since most older application software only contains the two digits, many computer systems will identify January 1, 2000 as January 1, 1900.

     The Company determined that no significant year 2000 remedial work was required because the Company purchased all of its computer software and hardware in 1997 and 1998 and all of the purchased equipment was represented to be Year 2000 compliant. The Company’s system did not experience any significant problems with the transition from 1999 to 2000.

     During 1999, the Company identified two companies whose failure to be Year 2000 compliant could have a material impact on the Company. These companies were Continental, which acts as a fronting company under several reinsurance arrangements where the Company acts as a reinsurer and Trustmark National Bank, which provides the Company with routine banking services. The Company did not experience any significant problems with these companies' computer systems with the transition from 1999 to 2000.

In 1999, the Company spent approximately $5,000 on Year 2000 issues.

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

There were no matters submitted to the Company's shareholders during the fourth quarter of 1999.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      There is no established public trading market for the Company's shares. Management of the Company is not aware of any trades of Company stock.

Holders

As of March 27, 2000, there were 419 holders of record of Common Stock of the Company.

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

ITEM 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

      A report on Form 8-K was filed on February 25, 1999 disclosing Deloitte & Touche LLP as the
Company's new auditors.  There has been no other change in or disagreements with accountants within the two (2) year period ended December 31, 1999.

                                                     PART III

ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      The names of the executive officers and directors of the Company and their respective ages and positions with the Company are set forth as follows:

                 Name                                    Age                                   Position
William L. Kennedy                                        48                    Chairman of the Board of
                                                                                Directors, Chief Executive
                                                                                Officer
Harry E. Vickery                                          64                    President, Director
David R. White                                            50                    Secretary, Treasurer, Vice
                                                                                President, Director
Richard L. Eaton                                          42                    Chief Financial Officer

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

     Richard L. Eaton resides in Jackson, Mississippi. He holds a BBA degree from Marshall University and received his Certified Public Accountancy certification in 1982. He has been in private practice with Richard L. Eaton, CPA, since 1988 and served as the Trust’s independent auditor from 1993 through 1997.

        All directors hold office until the next annual meeting of shareholders of the Company or until their successors have been elected and qualified. Unless changed by the action of the Board of Directors, the number of directors shall be no fewer than three (3) nor more than seven (7). Officers serve at the discretion of the Board of Directors. Mr. White’s wife and Mr. Eaton’s wife are sisters. There are no other family relationships between the directors and officers.

        Because its stock is not registered under Section 12 of the Securities Exchange Act of 1934, the Company is not subject to Section 16 of the Securities Exchange Act of 1934.

ITEM 10.  EXECUTIVE COMPENSATION

                                                      SUMMARY COMPENSATION TABLE

                                                                        Long Term Compensation
                                                                        ----------------------
                                                                          Awards                      Payouts
                                                                          ------                      -------

                                                                                     Securities
                                                                                     ----------
                                                                    Restricted        Under-
                                                                    ----------        ------
                                                                      Stock            lying         LTIP         All Other
                                                                      -----            -----         ----         ---------
Name and Principal                           Bonus   Other Annual     Award(s)        Options/      Payouts      Compensation
------------------                           -----   ------------     --------        --------      -------      ------------
   Position            Year    Salary ($)     ($)    Compensation       ($)           SARS (#)       ($)            ($)
   --------            ----    ----------     ---    ------------       ---           --------       ---            ---

William L. Kennedy,    1999    $  3,000(1)     0          0               0              0            0                0
CEO
Harry E. Vickery,      1999    $ 96,000        0          0               0              0            0                0
President
Richard L. Eaton,      1999    $109,250        0          0               0              0            0                0
CFO
(1) Mr. Kennedy received no compensation other than $3,000 in directors fees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth information as of March 27, 2000 as to persons beneficially owning more than five percent (5%) of the Company’s Common Stock.

                                                                    Nature               Percentage of
                                                                 of Beneficial            Outstanding
Name                                                               Ownership              Common Stock
Danskin, Inc.                                                        39,567                  7.86%
305 State Street
York, PA 17403

      The following table sets forth information as of March 27, 2000, as to the number of shares of
Company Common Stock owned by the Company's directors and executive officers.

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

        Pursuant to the terms of the Program Management Agreement, Morgan-White Underwriters has the exclusive right to receive and accept proposals for insurance for the Company for the Approved Programs as defined in the Program Management Agreement. The Approved Programs include one hundred sixty eight (168) workers compensation risk categories and are limited by various underwriting guidelines set forth in the Program Management Agreement. Pursuant to the Program Management Agreement, the Company and Morgan-White Underwriters are jointly responsible for promotional activities for the Approved Programs and the Company is responsible for the issuance of quotations, binders and policies and claims administration. The term of the Program Management Agreement is ten (10) years, with automatic one year renewals unless one hundred eighty (180) days prior written notice is given by either party. The Company does not currently have the capability to perform the services provided by Morgan-White Underwriters pursuant to this arrangement. In the event that the Program Management Agreement is terminated, the Company would either have to enter into an agreement with another company to provide these services, or the Company would be required to hire personnel and otherwise set up the capabilities to internally provide these services. For the program management services rendered by Morgan-White Underwriters pursuant to the Program Management Agreement, Morgan-White Underwriters was paid approximately $66,000 in 1999 and $25,000 in 1998 by the Company. Morgan-White Underwriters also receives commissions from Continental for the placement of the Assumption and Reinsurance Agreement between the Company and Continental.

Richard L. Eaton, CPA Mr. Eaton's accounting firm, Richard L. Eaton, CPA was paid $35,054.26 in 1999 and $10,173.75 in 1998 for accounting services performed for the Company.
ITEM 13.       EXHIBITS, LISTS AND REPORTS ON FORM 8-K

      A-2.     Exhibits.  The following exhibits are furnished or incorporated by reference as a part of this Form 10-KSB:

               Exhibit Number                     Description
               3.1*                      Articles of Incorporation of the Company

               3.2*                      Bylaws of the Company

               6.1*                      Assumption Reinsurance Agreement dated as of March 20, 1997 between the Trust, Continental, and the Company

               6.2*                      Amendment Number One dated September 5, 1997 to
                                         Assumption Reinsurance Agreement between the Trust,
                                         Continental, and the Company included as Exhibit 10.5 to the
                                         Registration Statement on Form S-4, as amended (File No. 333-
                                         24739), filed September 16, 1997.

               6.3**                     Program Management Agreement dated September 1, 1998
                                         between Morgan-White Underwriters and the Company

               8.1*                      Plan and Agreement of Reorganization and Conversion of the
                                         Trust, as amended September 11, 1997.

               8.2                       Stock Purchase Agreement, dated May 3, 1999 between the
                                         Company and Rebsamen Insurance, Inc.

               8.3                       Assumption Reinsurance Agreement, dated March 21, 2000
                                         between the Company, The Mississippi State Medical
                                         Association and Mississippi Physicians Insurance Company.

*  Previously filed as Exhibits to the Company's Registration Statement on Form S-4 (File No. 333-
24739) and incorporated by reference herein.

** Previously filed as an Exhibit to the Company's 10-KSB filed March 31, 1999 (File No. 333-24739)
and incorporated by reference herein.

      B.       Reports on Form 8-K.

      No reports on Form 8-K were filed by the Company during the fiscal quarter ended December 31,
1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                                              STONEVILLE INSURANCE COMPANY

                                                              By: /s/
                                                                   Harry E. Vickery, President

                                                                   Date: March 29, 2000

                                                              By: /s/
                                                                  Richard L. Eaton, Chief Financial Officer
                                                                  (Principal Financial Officer and Principal
                                                                  Accounting Officer)

                                                                    Date: March 29, 2000

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 29, 2000                    By: /s/
                                        William L. Kennedy, Director
                                        (Principal Executive Officer)

Date: March 29, 2000                    By: /s/
                                        Harry E. Vickery, Director

Date: March 29, 2000                    By: /s/
                                        David R. White, Director

STOCK PURCHASE AGREEMENT

        This Stock Purchase Agreement (the “Agreement”) is made and entered into as of the day and year written below between Stoneville Insurance Company (the “Purchaser”) and Rebsamen Insurance, Inc. (the “Seller”).

RECITALS

        Seller desires to sell, and Purchaser desires to purchase, all of the issued and outstanding capital stock of American Colonial Insurance Company (the “Company”) for the consideration and on the terms set forth in this Agreement.

                                            Sale and Purchase of Stock
                                            --------------------------

         1. 1.  Closing.  The sale and purchase contemplated in this Article 1 shall be
                -------
consummated at a closing to be held at 11:00 a.m. on May 3, 1999 (hereinafter referred to as the "Closing"), at the offices of Seller, or at such other place, date and time as may be mutually agreed. The date on which the Closing shall take place shall hereinafter be referred to as the "Closing Date".

         1.2.  Sale and Purchase.  Subject to the terms and conditions hereof, at the
               -----------------
Closing, the Seller shall sell, assign, transfer, convey and deliver to the Purchaser, and the Purchaser shall purchase from the Seller, all of the issued and outstanding capital stock of the Company owned by the Seller, all such capital stock consisting of an aggregate of Four Hundred (400) shares of Common Stock, no par value per share, representing a one hundred percent (100%) ownership interest in the Company (such shares being hereinafter referred to as the "Stock"). The sale shall be evidenced by the delivery to the Purchaser of stock certificates representing the Stock, duly endorsed in blank or accompanied by duly executed stock powers.

         1.3.  Purchase Price.  The purchase price for the Stock shall be an amount equal
               --------------
to Fifty Thousand Dollars ($50,000) more than the amount of capital and surplus of the
Company at the close of business on April 30, 1999, but in no event shall the purchase price exceed $325,000 ("Purchase Price").

         1.4.  Documents Delivered By the Seller.  At the Closing, the Seller shall deliver
               ---------------------------------
to the Purchaser (unless previously delivered) the following:

         (a)      Certificates representing all the Stock, duly endorsed or accompanied by stock powers duly executed in blank.

         (b)      The opinions of counsel to the Seller referred to in Section 5.8 hereof.

         (c)      A copy of (1) the Bylaws of the Company, certified by the Secretary or
Assistant Secretary of the Company, and (2) the Articles of Agreement and
Incorporation, certified by the appropriate official in the state of incorporation as of a date no more than 30 days prior to the Closing Date.

         (d)      Certificates from appropriate authorities, dated not more than 5 days prior to the Closing Date, as to the good standing of, authority to transact insurance business and payment of taxes by, the Company in the state in which it is incorporated.

         (e)      Such written resignations, effective at the time of Closing, of officers, directors, agents or other persons authorized to act on behalf of the Company as the
Purchaser shall have requested.

         (f)      Certificates and other documents required by Sections 5.1, 5.2, 5.3, 5.4,
5.5 and 5.6 hereof.

         (g)      Such other documents or certificates as shall be reasonably required by the Purchaser or its counsel.

         1.5.  Documents Delivered By the Purchaser.  At the Closing, the Purchaser
               ------------------------------------
shall deliver to the Seller (unless previously delivered) the following:

         (a)      Certified check or other cash equivalent in the amount of the Purchase
Price payable to the Seller.

         (b)      The opinion of counsel to the Buyer referred to in 6.5 hereof.

         (c)      Certificate from the appropriate authority, dated not more than 5 days prior to the Closing Date, as of the good standing of the Purchaser in the state in which it is incorporated.

         (d)      Certificates or documents required by Sections 6.1 and 6.2 hereof.

         (e)      Such other documents or certificates as shall be reasonably required by
Seller or its counsel.

                                                     ARTICLE 2
                                                     ---------

                                    Representation and Warranties of Purchaser
                                    ------------------------------------------

         The Purchaser represents and warrants to the Seller that:

         2.1.  Organization and Standing.  The Purchaser is a corporation, validly
               -------------------------
organized, existing and in good standing under the laws of the State of Mississippi. The
Purchaser has the power and authority to own its properties and to transact its business where and as now conducted, and to own, lease, use and operate its properties.

         2.2.  Power and Authority.  The Purchaser has the power to enter into this
               -------------------
Agreement and to carry out its obligations hereunder. When duly executed and delivered by the parties hereto, this Agreement will constitute a valid and legally binding obligation of the Purchaser and will be enforceable against it in accordance with its terms, subject to bankruptcy, insolvency, reorganization or other laws relating to or affecting the enforcement of the rights of creditors generally and general equitable principles.

         2.3.  Brokerage.  No broker, finder or similar agent has been engaged or
               ---------
employed by or on behalf of the Purchaser and the Purchaser is not obligated to pay any broker's, finder's or similar fee in connection with the subject matter of this
Agreement.

         2.4.  Investment Intent.  The Stock is not being purchased with a view to the
               -----------------
resale, distribution, subdivision or fractionalization thereof.  In addition, Purchaser hereby represents and warrants that it is an "accredited investor" within the meaning of
Regulation D under the Securities Act of 1933 as amended (the "Securities Act") and is acquiring the Stock to be issued to it pursuant to this Agreement for purposes of investment with no present intent to sell or view to distribute the same.  Purchaser understands that the Stock has not been registered under the Securities Act or the
"blue sky" laws of appropriate jurisdictions, in reliance upon exemptions from registration and qualification thereunder, and that such exemptions are in part dependent on the representations made herein.  Purchaser represents and warrants that it has such knowledge and experience that it is capable of evaluating the merits and risks of this investment and protecting its own interest in connection with this investment and that its financial condition is such that it is in a financial position to hold the Stock for an indefinite period of time and to bear the economic risk of, and withstand a complete loss of, the investment represented thereby.  Purchaser hereby acknowledges that the Stock must be held indefinitely unless subsequently registered under the Securities Act or unless an exemption from such registration is available.
Purchaser understands that no public market now exists for any of the securities issued by the Company and that Seller has made no assurances that a public market will ever exist for the Company securities.

                                                     ARTICLE 3
                                                     ---------

                                     Representations and Warranties of Seller
                                     ----------------------------------------

         The Seller represents and warrants to the Purchaser that:

         3.1.  Power and Authority.  The Seller has the power to enter into this Agreement
               -------------------
and to carry out its obligations hereunder. When duly executed and delivered by the parties hereto, this Agreement will constitute a valid and legally binding obligation of the

Seller and will be enforceable against it in accordance with its terms, subject to bankruptcy, insolvency, reorganization or other laws relating to or affecting the enforcement of the rights of creditors generally and general equitable principles. Neither the execution and delivery of this Agreement, nor the consummation and performance of the transactions contemplated hereby, nor compliance by the Seller with any of the provisions hereof, will:

         (a)      violate, or conflict with, or require a consent, waiver or approval under, or result in a material breach of any provisions of, or constitute a default (or an event which, with notice or lapse of time or both, would constitute a default) under, or result in the termination of, or give to others any interest or right of termination, cancellation or acceleration in or with respect to, or accelerate the performance required by, or result in the creation of any lien, security interest, charge or encumbrance upon any of the assets of the Company under, any of the terms, conditions or provisions of the Articles of Association or the Bylaws of the Company or any agreement or other instrument or obligation of any nature whatsoever affecting the Company or to which the Company is a party, or by which any of the Company's properties or assets may be bound or affected; or

         (b)      violate any order, writ, injunction, decree, or any statute, rule or regulation, applicable to the assets of, or business currently conducted by the Company.

         Except for the approval of the Arkansas Department of Insurance, no consent, waiver or approval by any third party is required in connection with the execution and delivery by the Seller of this Agreement or the consummation and performance of the transactions contemplated hereby.

         3.2.  Contracts, Agreements and Arrangements.  Neither the Company, the
               --------------------------------------
         Seller, nor any of their affiliates, are parties to any contracts, agreements or arrangements with respect to the Company except for the following:

         (a)      Approximately five hundred (500) Notary Public Bonds and License and
Permit Bonds entered into by the Company, as Surety, in the ordinary course of business (collectively, the "'Bonds").

         (b)      Agency Agreement between the Company and Linda Frey ("Frey Agent
Agreement").

         (c)      Absolute Assignment of Commissions dated July 30, 1993 by and between Linda Frey and Seller.

         The Company or the Seller, as the case may be, had authority to enter into each of these agreements when entered; each is in full force and effect without default.
Upon consummation and performance of the transactions contemplated hereby the
Bonds will be fully enforceable by the Purchaser or its assignees.

         3.3.  Organization and Standing.  The Company is a corporation, validly
               -------------------------
organized, existing and in good standing under the laws of the State of Arkansas. The
Company has the power and authority to own its properties and to transact its business where and as now conducted, and to own, lease, use and operate its properties.

         3.4.  Company as Licensed Insure . The Company is a stock insurance company
               --------------------------
licensed to write all casualty and property lines of insurance including but not limited to workers' compensation insurance by the Commissioner of Insurance of the State of
Arkansas (the "Commissioner") and is not licensed to write insurance in any other jurisdiction. All licenses are in full force and effect, and the Company is in compliance in all material respects with all the statutes, rules and regulations under which it operates and is in compliance in all material respects with any rules, regulations, requests, orders and decrees that may apply to it issued by the Arkansas Department of
Insurance and the Commissioner.

         3.5  Capitalization and Ownership of Stock. The Company's authorized capital
              -------------------------------------
stock consists of Two Hundred Thousand (200,000) shares of Common Stock, no par value per share, Four Hundred (400) of which shares of Common Stock are issued and outstanding and Five Thousand (5,000) shares of Preferred Stock, $100 par value per share, none of which are issued and outstanding. Each of the shares of the capital stock has been duly authorized and validly issued and is fully paid and nonassessable, and was not issued in violation of the preemptive right of any shareholder, and there are no voting trust agreements, voting agreements, proxies or other contracts, agreements or arrangements restricting voting or dividend rights or transferability with respect to the capital stock except for the Bylaws of the Company. The Seller owns beneficially and of record, and has good, valid and marketable title to, Four Hundred
(400) shares of the capital stock of the Company which constitutes one hundred percent (100%) of the issued and outstanding capital stock of Company. The Seller owns the Stock free and clear of all liens, encumbrances, pledges, claims, options, charges and assessments of any nature whatsoever, other than pursuant to this
Agreement and the Bylaws of the Company, with full right and lawful authority to transfer the Stock to the Purchaser. At the Closing, the Stock will be conveyed to the
Purchaser, free and clear of all liens, encumbrances, pledges, claims, options, charges and assessments of any nature whatsoever. There are no outstanding subscriptions, options, warrants, rights, convertible securities, calls, commitments, privileges or other arrangements, preemptive or contractual, calling for or requiring the acquisition of, or the issuance, transfer, sale or other disposition of, any shares of capital stock of the
Company, either in all events or upon the occurrence of a contingency, or calling for or requiring the issuance of any securities or rights convertible into or exchangeable for shares of capital stock of the Company.

         3.6.  Financial Statements. The financial statements of the Company for the
               --------------------
period ending December 31, 1998 (the "Financial Statements") which have been furnished to Purchaser correctly reflect in all material respects the financial condition of
Company for the periods indicated and have been prepared in all material respects in accordance with statutory accounting principles applied on a consistent basis.

         3.7.  Absence of Undisclosed Liabilities and Guaranties. To the knowledge,
               -------------------------------------------------
information and belief of Seller, the Company is not liable for or subject to any liability or obligation of any nature (whether absolute, accrued, fixed, contingent or otherwise, and whether due or to become due), except for liabilities adequately and specifically reserved for or against in the Financial Statements, liabilities incurred in the ordinary course of business of the Company since the date of the Financial Statements, and a
Fraud Trust Month Assessment for the period ending December 31, 1998 in the amount of $400 which is due June 30, 1999. There is no oral or written guarantee by the
Company of any obligation of any person or entity other than the Company for the borrowing of money and those related to the Bonds, for the payment of any monetary obligation of any nature whatsoever (whether due or to become due), or for the performance of any obligation of any nature whatsoever or otherwise.

         3.8.  Conduct of Business. Since December 31, 1998, the Company has not:
               -------------------

         (a)      incurred any liability or obligation (absolute or contingent), including, without limitation, purchases on a credit or installment basis, other than current liabilities incurred in the ordinary course of business consistent with past practice;

         (b)      failed to pay or discharge any current liability when it became due and payable;

         (c)      sold, transferred or otherwise disposed of, mortgaged, pledged or subjected to lien or any other encumbrance, any of its assets;

         (d)      suffered any material adverse change in or to its condition (financial or other), results of operations, assets, liabilities, business or prospects or suffered any substantial damage to, or loss of assets used in, any of its business, which damage or loss is not fully covered by insurance (including business interruption insurance), or canceled any debt or released any claim, or failed to pursue consistent with prior practice any cause of action against any person or entity, or otherwise waived any right of value;

         (e)      declared or paid a dividend of any nature;

         (f)      issued, sold or otherwise disposed of any stock, stock option, bonds, notes or other securities; or

         (g)      agreed, orally or in writing, or granted any other person or entity an option, to do any of the things specified in subsections (a) through (f) above.

         3.9.  Compliance with Applicable Laws, Rulings, Regulations and Approvals.
               -------------------------------------------------------------------
The business of the Company is being conducted in conformity in all material respects with (i) all applicable laws, ordinances, regulations, decrees or orders of any court or governmental entity, the non-compliance with which could materially adversely affect the business or financial condition of the Company; and (ii) all orders, decrees, agreements and approvals issued by any state insurance department, including all applications and other documents containing or referring to any representations or undertakings of the Company. The Company has filed all statements, annual or otherwise, required to be filed with the Arkansas Department of Insurance, and all permits, licenses, approvals and authorizations issued to Company for its current operations are valid and presently in full force and effect and no revocation, cancellation or withdrawal thereof has been effected or, to the knowledge, information and belief of Seller, threatened.

         3.10.  Relations with Insurance Department.  The last examination of the
                -----------------------------------
Company by the Arkansas Department of Insurance was for the period ending
December 31, 1998. The Company has not received any notification as a result of said examination nor is the Company otherwise aware that its admitted assets, capital or surplus, market conduct compliance program or any other activities are inadequate to maintain the Company's good standing and qualification as a stock insurance corporation.

         3.11.  No Litigation.  There is no pending or, to the best knowledge, information
                -------------
and belief of Seller, seriously threatened litigation (including appeals of lower court decisions), action, suit, arbitration, claim or other legal proceeding or governmental or other investigation by or against or affecting either the Company or its business, or any of its assets, properties or prospects, at law or in equity or otherwise, before or by any court or governmental agency or body, domestic or foreign, or before an arbitrator of any kind. There is no pending or, to the best knowledge, information and belief of
Seller, seriously threatened litigation, action, suit, arbitration, claim or other legal proceeding or governmental or other investigation by or against or affecting either the
Seller or its business, which is likely to result in the restraint, prohibition or the obtaining of damages or other relief in connection with the consummation of the transactions contemplated hereby.

         3.12.  Officers and Directors and Certain Authorized Persons. Schedule 3.12-A
                -----------------------------------------------------
sets forth a complete and accurate list of:

         (a)      the names of all directors of the Company;

         (b)      the names and offices of all officers of the Company; and

         (c)      the names of all persons authorized to borrow money or incur or guarantee indebtedness on behalf of the Company.

         3.13.  Taxes.
                -----

         (a)      The Company has timely filed all federal, state, local and foreign tax returns and tax reports required to be filed. Each of such returns and reports are true, correct and complete in all material respects. The Company has paid all income, profits, franchise, sales, use, occupation, property, excise and all other taxes, fees and governmental charges (including interest and penalties, if any) with respect to present and prior periods to the extent they have become due.

         (b)      There are no claims, or, to the best knowledge, information and belief of the Seller, tax investigations pending or threatened, against the Company for past due taxes, governmental fees or charges. The Company has not waived any applicable statute of limitation or extended the time for the assessment of any tax, fee or governmental charge.

         c)       The December 31, 1998 Financial Statements provide adequate reserves as of the period ended December 31, 1998 for unpaid sales, use, payroll and any and all other taxes.

         3.14  Brokerage.  No broker, finder or similar agent has been engaged or
               ---------
employed by or on behalf of the Seller, and no person or entity is entitled to any brokerage commission, finder's fee or any similar compensation from the Seller, the
Company or the Purchaser in connection with this Agreement or the transactions contemplated hereby.

                                                     ARTICLE 4
                                                     ---------

                                          Pre-Closing Covenants of Seller
                                          -------------------------------

         Subsequent to the date hereof and prior to the Closing Date:

         4.1.  Continuation of Operation.  Except as specifically consented to in writing by
               -------------------------
the Purchaser or otherwise provided in this Agreement, Seller shall use their best efforts to cause:

         (a)      the business of the Company to be conducted diligently and in substantially the same manner as heretofore and specifically in such a manner as to comply with the provisions of Section 3.8(a) through (g) hereof, and will not make or institute any changes in the operations which are unusual or outside the ordinary course of business for the Company;

         (b)      all actions reasonably necessary and appropriate to preserve and protect the assets of the Company, and the value and utility thereof, to be taken; and

         (c)      the preservation of the Company's relationships with customers, lenders,

regulatory authorities and others with whom it has business relations.

         4.2.  Contracts and Commitments. Except as specifically consented to in writing
               -------------------------
by the Purchaser, the Seller shall use its best efforts to cause the Company not to:

         (a)      enter into any forward contract, commitment or transaction, or enter into any other contract or commitment, or engage in any other transaction not in the ordinary course of business consistent with past practice;

         (b)      purchase or enter into any leases for any capital equipment; or

         (c)      do any act or omit to do any act, or permit any act or omission, which will cause a breach of any contract, commitment or obligation relating to the Company or by which any of its assets or properties may be bound or affected.

         4.3.  Disposition Of Assets.  Seller shall use its best efforts to cause the
               ---------------------
Company not to sell or transfer any of its assets other than in the ordinary course of business and consistent with past practices.

         4.4.  Compliance with Laws.  Seller shall, and shall use its commercially
               --------------------
reasonable efforts to cause the Company to, duly comply with all applicable laws as may be required for the valid and effective sale and transfer of the Stock, and for the performance of all other acts and things contemplated by this Agreement.

         4.5.  Notice of Breach. In the event of, and promptly after, the taking of any
               ----------------
action or the impending or threatened occurrence of any event, the taking or occurrence of which would make untrue, inaccurate or misleading, or would constitute or result in a breach or violation of, any of the representations, warranties, covenants or agreements of Seller set forth herein, or would, if it had occurred prior to the date hereof, make any representation or warranty made by Seller herein, untrue, inaccurate or misleading, Seller shall promptly give detailed written notice thereof to the Purchaser.
Seller shall promptly correct in writing any representation or warranty and shall use its best efforts to prevent or remedy promptly any such breach, and, in any event shall promptly complete or correct in writing any information affected by any such breach.

         4.6.  Consents.  Seller shall actively assist the Purchaser in obtaining the
               --------
consent, waiver or approval of each person or entity or governmental authority whose consent or approval is required for the consummation and performance of the transactions contemplated hereby.

         4.7.  Access and Investigation. Seller shall cooperate with the Purchaser so that
               ------------------------
the Purchaser and its accountants, counsel and other representatives are provided with full access, during working hours on business days, to the offices, properties, books, records and accounts of every kind relating to the Company, and furnished with such financial and operating data, documents and other information with respect to the business operations, personnel, licenses, contracts and properties of the Company, as may be required herein or as the Purchaser and its accountants, counsel and other representatives shall from time to time request, and the Purchaser and its accountants, counsel and other representatives shall be entitled to consult with the representatives, officers, employees and agents of the Seller and the Company. No investigation made by or on behalf of the Purchaser shall affect the representations, warranties, covenants and agreements made by the Seller herein and each such representations, warranties, covenants and agreements shall survive any such investigation.

         4.8. No Mergers.  Seller shall use its best efforts not to permit the Company to
              ----------
merge or consolidate with any other corporation or insurer, sell all or substantially all of its assets, or acquire any stock or, except in the ordinary course of business consistent with past practice, any property or assets of any other person, firm, association, corporation or other business organization, or enter into any contract or agreement or other commitment (whether written or oral) to effect any of the foregoing. Seller shall not, nor shall it permit the Company to, solicit from any other person or entity any offer or expression of interest in or with respect to any offer for an acquisition of the Stock of the Seller or acquisition, combination, sale of assets or similar transaction involving the
Company, negotiate any such acquisition, combination, sale of assets or similar transaction with any other person or entity, or do any other act or thing which would be inconsistent with the consummation of the transactions contemplated hereby. Should the Seller or the Company receive any unsolicited offer or expression of interest with respect to any such acquisition, combination, sale of assets or similar transaction,
Seller shall promptly inform Purchaser of the existence of such offer or expression of interest.

                                                     ARTICLE 5
                                                     ---------

                                  Conditions Precedent to Purchaser's Obligations
                                  -----------------------------------------------

         The obligations of the Purchaser to consummate and effect the transactions contemplated hereby are subject to the satisfaction on or before the Closing Date of each of the following conditions (unless waived by the Purchaser in writing as provided in Section 10.6 hereof):

         5.1.  Representations and Warranties. The representations and warranties of the
               ------------------------------
Seller contained in this Agreement or on any schedule, list, certificate or document delivered pursuant to the provisions hereof shall be true on and as of the Closing Date
(except to the extent such representations and warranties speak of a particular date) as though such representations and warranties were made on and as of the Closing Date, and the Seller shall have delivered to the Purchaser a certificate or certificates dated the Closing Date and signed by the Seller to such effect.

         5.2.  Regulatory Approval.  The Purchaser shall have received all required
               -------------------
regulatory approvals from the Arkansas Department of Insurance and any other governmental authority, such approvals shall be in writing and satisfactory to the
Purchaser in its sole discretion.

         5.3.  Contracts, Agreements and Arrangements.  The Purchaser shall have
               --------------------------------------
received documentation sufficient to indicate that the Absolute Assignment of
Commissions and the Frey Agent Agreement set forth in Section 3.2 hereof have been terminated with respect to Company with no cost, expense or termination fee to either the Company or the Purchaser.

         5.4.  Transfer of Business.  The Seller shall have transferred to the Purchaser all
               --------------------
information and documents reasonably necessary to adequately manage and operate the Company and to service the Company's business.

         5.5.  Compliance with Agreements.  The Seller shall have performed and
               --------------------------
complied with all agreements and conditions required by this Agreement to be performed or complied with by it prior to or at the Closing, and the Seller shall have delivered to the Purchaser a certificate or certificates dated the Closing Date and signed by the Seller to such effect.

         5.6.  Adverse Change.  There shall have been no material adverse change in the
               --------------
condition (financial or otherwise), results of operations, assets, liabilities, business or prospects of the Company from December 31, 1998 to the Closing, the assets of the
Company at the Closing shall consist solely of cash or other assets acceptable to the
Purchaser in its sole discretion, and none of the business, operations, properties, assets or prospects of the Company shall have been and shall not be threatened to be materially adversely affected in any way and the Seller shall have delivered to the
Purchaser a certificate or certificates dated the Closing Date and signed by the Seller to such effect.

         5.7.  Legal Proceedings.  No suit, action, investigation or legal or administrative
               -----------------
proceeding shall be seriously threatened or pending before any court or governmental agency which is likely to result in the restraint, prohibition or the obtaining of damages or other relief in connection with the consummation of the transactions contemplated hereby.

         5.8.  Opinion of Counsel for Seller.  The Purchaser shall have received an
               -----------------------------
opinion of counsel for the Seller, dated the Closing Date in the form attached hereto as
Exhibit "A".

         5.9.  Closing Documents.  The Purchaser shall have received from the Seller
               -----------------
each of the documents, instruments or other items referred to in Section 1.4 hereof.

                                                     ARTICLE 6
                                                     ---------

                                   Conditions Precedent to Seller's Obligations
                                   --------------------------------------------

         The obligations of the Seller to consummate and effect the transactions contemplated hereby are subject to the satisfaction on or before the Closing Date of each of the following conditions (unless waived by the Seller in writing as provided in
Section 10.6 hereof):

         6.1.  Representations and Warranties.  The representations and warranties of
               ------------------------------
the Purchaser contained in this Agreement or on any schedule, list, certificate or document delivered pursuant to the provisions hereof shall be true on and as of the
Closing Date as though such representations and warranties were made on and as of the Closing Date, except as specifically consented to in writing by the Seller, and the
Purchaser shall have delivered to the Seller a certificate or certificates dated the
Closing Date and signed by the Purchaser to such effect.

         6.2.  Compliance With Agreements. The Purchaser shall have performed and
               --------------------------
complied with all agreements and conditions required by this Agreement to be performed or complied with by it prior to or at the Closing, and the Purchaser shall have delivered to the Seller a certificate or certificates dated the Closing Date and signed by
Purchaser to such effect.

         6.3.  Legal Proceedings.  No suit, action, investigation or legal or administrative
               -----------------
proceeding shall be seriously threatened or pending before any court or governmental agency which is likely to result in the restraint, prohibition or the obtaining of damages or other relief in connection with the consummation of the transactions contemplated hereby.

         6.4.  Tender of Purchase Price.  On the Closing Date, Buyer shall have tendered
               ------------------------
to Seller the Purchase Price as provided in Section 1.3.

         6.5.  Opinion of Buyer's Counsel.  Seller shall have received an opinion of
               --------------------------
counsel of the Buyer, dated the Closing Date, in form and substance satisfactory to
Seller, as to matters covered by Sections 2.1 and 2.2.

         6.6.  Consents.  Any approvals required under any applicable laws, rules or
               --------
regulations in order to legally consummate the transactions contemplated by this
Agreement shall have been obtained.

         6.7.  Closing Documents.  The Seller shall have received from the Purchaser the
               -----------------
documents, instruments or other items referred to in Section 1.5.

                                                    Termination
                                                    -----------

         7.1.  Termination.  Anything herein or elsewhere to the contrary notwithstanding,
               -----------
this Agreement may be terminated by written notice of termination as follows:

         (a)      by the mutual consent of the Purchaser and the Seller; or

         (b)      by either the Purchaser or the Seller if Closing has not occurred by June
30, 1999.

         7.2.  Effect of Termination. The power of termination. provided in Section 7.1
               ---------------------
hereof, when exercised as therein provided, shall be effective upon delivery to the other party of a notice in writing of such exercise signed by the terminating party or parties. In the event of the termination and abandonment hereof pursuant to the provisions of
Section 7.1 hereof, this Agreement shall become void and have no effect, without any liability on the part of either party in respect of this Agreement. Notwithstanding the foregoing, however, if such termination be due to the misrepresentation or breach of warranty or non-fulfillment of any covenant or agreement contrary to the provisions hereof on the part of either party hereto, such party shall be liable, in addition to and without limiting any other remedy available to any party hereto pursuant to the provisions hereof, or at law or in equity, to the other party or parties hereto to the extent of the expenses (including attorneys' fees) incurred by such other party or parties in connection with this Agreement and the transactions contemplated hereby.

                                                     ARTICLE 8
                                                     ---------

                                        Post-Closing Obligations of Parties
                                        -----------------------------------

         Each party shall use commercially reasonable efforts to cause the occurrence of the events contained in Article 5 and Article 6, respectively, to be satisfied at or before the Closing, to the extent the occurrence of such events is within the control of any such party. Each party shall execute and deliver, at its own expense, such further instruments of transfer and conveyance, documents and certificates as may be reasonably required for it to consummate all of the matters contemplated by this
Agreement.

                                                     ARTICLE 9
                                                     ---------

                                                  Indemnification
                                                  ---------------

         9.1.  Indemnification of Purchaser.  Subject to the provisions hereof for a period
               ----------------------------
of three (3) years from and after the Closing Date the Seller shall defend, indemnify and hold harmless the Purchaser against and in respect of any and all direct or indirect damages, claims, losses, liabilities, deficiencies, costs and other expenses (including, without limitations, attorneys fees) incurred by the Purchaser which arise out of or result from:

         (a)      any misrepresentation, breach of warranty, or nonfulfillment of any of the

Seller's obligations hereunder or any claim which, if true, would constitute such a misrepresentation, breach of warranty, or nonfulfillment of any obligation by the Seller to the Purchaser under this Agreement or any misrepresentation in or omission of information called for by any certificate or schedule or other instrument, furnished or to be furnished by the Seller to the Purchaser under this Agreement; and

         (b)      any and all actions, suits, proceedings, claims, demands, assessments, investigations, audits, tax deficiencies, judgments, fines, costs and other expenses of any nature whatsoever (including, without limitation, attorneys' fees and costs of investigation) arising out of, resulting from or incident to any of the foregoing, or the enforcement by any of such means of a valid right of indemnity pursuant hereto.

         Purchaser acknowledges that the indemnification of Seller herein is specifically limited to the foregoing and does not include any claims with respect to liabilities or obligations reflected on the Effective Date financial statements of the Company or with respect to li abilities, including those arising with respect to the Bonds, which have been adequately and specifically reserved for or against in the Effective Date financial statements of the Company.

         9.2.  Indemnification of Seller.  Subject to the provisions- hereof for a period of
               -------------------------
three (3) years from and after the Closing Date the Purchaser shall defend, indemnify and hold harmless the Seller against and in respect of any and all direct or indirect damages, claims, losses, liabilities, deficiencies, costs and other expenses (including, without limitations, attorneys' fees) incurred by the Seller which arise out of or result from:

         (a)      any misrepresentation, breach of warranty, or, nonfulfillment of any of the
Purchaser's obligations hereunder or any claim which, if true, would constitute such a misrepresentation, breach of warranty, or nonfulfillment of any obligation by the
Purchaser to the Seller under this Agreement or any misrepresentation in or omission of information called for by any certificate or schedule or other instrument, furnished or to be furnished by the Purchaser to the Seller under this Agreement; and

         (b)      any and all actions, suits, proceedings, claims, demands, assessments, investigations, audits, tax deficiencies, judgments, fines, costs and other expenses of any nature whatsoever (including, without limitation, attorneys' fees and costs of investigation) arising out of, resulting from or incident to any of the foregoing or the enforcement by any of such means of a valid right of indemnity pursuant hereto.

         9.3.  Notice and Defense of Claims.  The Seller shall have the right to written
               ----------------------------
notice of any third party claims for which indemnification may be sought under this
Article 9 within thirty (30) days after the Purchaser receives notice of such claims (but not more than five (5) days after Purchaser's receipt of a lawsuit filed in a court of competent jurisdiction). The Seller shall have the right to employ attorneys of its own selection to defend any such claims and the sole authority for the direction of the defense, and shall, to the extent of its obligations under this Article 9, be the sole judge of the acceptability of any compromise or settlement of such claims, all at its own expense.

         9.4.  Payments.  Any amounts owing to either party pursuant to the provisions of
               --------
this Article 9 shall be due and payable on the fifth business day following the other's receiving notice of a claim thereunder by giving notice as provided in Section 10.1 hereof.

                                                    ARTICLE 10
                                                    ----------

                                                   Miscellaneous
                                                   -------------

         10.1.  Notices.  Any notices or other communications required or permitted
                -------
hereunder shall be sufficiently given when actually received by the party for whom the notice is intended, or three (3) days after being deposited in the United States mails, certified or registered, return receipt requested, postage prepaid, addressed as follows:

         If to the Seller:          Allen J. McDowell
                                    President
                                    Rebsamen Insurance, Inc.
                                    Post Office Box 3198
                                    Little Rock, Arkansas 72203-3198

         If to the Purchaser: Harry E. Vickery
                                    President
                                    Stoneville Insurance Company
                                    Post Office Box 16461
                                    Jackson, Mississippi 39236

         with a copy to:            David L. Martin, Esquire
                                    Watkins Ludlam Winter & Stennis, P.A.
                                    633 North State Street
                                    Post Office Box 427
                                    Jackson, Mississippi 39205

         10.2.  Expenses. Except as provided in Article 9 hereof or hereinafter, each party
                --------
shall bear the expenses incurred by that party incident to this Agreement and the transactions contemplated hereby, including all fees and disbursements of counsel and accountants and all fees of brokers, finders or other such agents, whether or not such transactions shall be consummated.

         10.3.  Entire Agreement.  This Agreement, including the Exhibits, Schedules,
                ----------------
lists, and other documents and writings referred to herein or delivered pursuant hereto, which form a part hereof, contains the entire agreement among the parties hereto with respect to the transactions contemplated hereby. There are no agreements, restrictions, promises, representations, warranties, covenants or undertakings, written or oral, other than those expressly set forth herein. This Agreement supersedes all prior agreements and understandings between the parties with respect to the transactions contemplated hereby. This Agreement may only be amended by a writing duly executed by each of the parties hereto.

         10.4.  Assignment; Binding Effect.  This Agreement shall extend to and be
                --------------------------
binding upon each party and upon their respective heirs, successors, assigns and legal representatives. This Agreement shall not be assignable or transferable by either party hereto except by written consent and nothing herein expressed or implied is intended to confer upon any person, other than the parties hereto and said successors, assigns, heirs or legal representatives, any rights, remedies, or obligations under or by reason of this Agreement.

         10.5.  Survival.  The warranties, representations, covenants and agreements
                --------
contained in this Agreement shall survive the execution and delivery of this Agreement and the Closing of the transactions contemplated hereby. Notwithstanding any investigation made by or on behalf of the Purchaser, whether before or after the
Closing, the Purchaser shall be entitled to rely upon the respective representations and warranties given or made by the Seller in consummating the transactions contemplated hereby.

         10.6.  Modifications and Waiver.  No modification or waiver of any provisions of
                ------------------------
this Agreement, and no consent by either party to any departure therefrom by other, shall be effective unless such modification or waiver shall be in writing and signed by each party hereto, and the same shall then be effective only for the period and on the conditions and for the specific instances and purposes specified in such writing. No notice to or demand on either party in any case shall entitle it to any other or further notice or demand in similar or other circumstances.

         10.7.  Choice of Law.  This Agreement, and all instruments delivered pursuant
                -------------
hereto or incorporated herein, shall be construed in accordance with and governed by the laws of the State of Arkansas.

         10.8.  Captions.  The captions of the various sections and articles of this
                --------
Agreement have been inserted only for the purposes of convenience; such captions are not a part of this Agreement and shall not be deemed in any manner to modify, explain, enlarge or restrict any of the provisions of this Agreement.

         10.9.  Counterparts.  This Agreement may be executed by the parties in one or
                ------------
more counterparts, each of which shall be an original and all of which together shall constitute but one and the same instrument.

         10.10.  Confidential Information.  This Agreement, the terms of the transactions
                 ------------------------

contemplated hereby and any confidential information heretofore or hereafter disclosed or obtained in connection with this Agreement concerning the business operations, affairs or financial condition of the parties hereto or the Company shall be kept confidential, except to the extent it is or hereafter becomes lawfully obtainable from other sources not under obligations of confidentiality or to the extent that such duty as to confidentiality is waived in writing by the party to whom the confidential information relates or, with respect to the Purchaser,, to the extent the Purchaser discloses any terms hereof to its lenders. Such obligations as to confidentiality shall survive termination or abandonment of this Agreement.

         IN WITNESS WHEREOF, the undersigned parties hereto have duly executed this Agreement as of the 3rd day of May, 1999.

                                            STONEVILLE INSURANCE COMPANY

                                            By: /s/ Harry E. Vickery
                                               ---------------------
                                                  Harry Vickery
                                                  President

                                            REBSAMEN INSURANCE, INC.

                                            By: /s/ William R. Stringfellow
                                                ---------------------------
                                            Name: William R. Stringfellow
                                            Title: Executive Vice President and General Counsel

                                                        TO

                                             STOCK PURCHASE AGREEMENT

1.                Directors.
                  ---------

                           Mary R. Wohlleb
                           Ruth R. Remmel
                           Raymond R. Remmel
                           Allen McDowell
                           Philip Herrington
                           H. Maurice Mitchell
                           William R. Stringfellow

2.                Officers.
                  --------

                           William R. Stringfellow            President
                           Allen McDowell                     Vice President
                           Patty Ann Glover                   Secretary
                           Linda Hogg                         Treasurer

3.                Persons Authorized to Borrow Money.
                  ----------------------------------

                           William R. Stringfellow
                           Allen McDowell
                           Patty Ann Glover
                           Linda Hogg

         THIS ASSUMPTION REINSURANCE AGREEMENT (the "Agreement") is made and entered into as of this 21st day of March, 2000, by and between Mississippi Physicians Insurance
Company (the "Company"), The Mississippi State Medical Association ("State Medical
Association"), the ultimate controlling entity of the Company and Stoneville Insurance Company
(the "Reinsurer").
                                                    WITNESSETH
                                                    ----------

         WHEREAS, subject to approval by the Commissioner of Insurance of the State of
Mississippi (the "Commissioner"), Company desires to cede to Reinsurer, and Reinsurer desires to assume all rights and obligations pertaining to Workers' Compensation and Employers'
Liability Business written by Mississippi Physicians Insurance Company from January 1, 1991, until closing of this Agreement, which is defined as insurance which is classified in the NAIC form of annual statement as workers' compensation (including employers' liability), with respect to operations in the State of Mississippi (the "Transferred Policies"), including the right and obligation to provide administration and claims handling services with respect to the Transferred
Policies;

         NOW, THEREFORE, in consideration of the foregoing premises and the covenants, provisions and agreements set forth herein, the parties agree as follows:

         1.       Effective Date and Closing Date.  The Effective Date of this Agreement shall be
12:01 a.m., Central Standard Time, January 1, 2000.  This Agreement shall become effective only upon the satisfaction of the conditions precedent as set forth in Section 12.  The closing of this Agreement ("Closing") shall occur after the transfer of the files, data and information discussed in Section 3(b).  If the Closing does not occur prior to March 31, 2000, this Agreement shall be of no effect, and any obligations of the parties hereto shall terminate.

         2.        Reinsurance Obligations of Reinsurer.

         (a)      Subject to approval by the Commissioner, as provided in Section 12 and as of the
Effective Date, Company does hereby transfer and cede to Reinsurer the Transferred Policies, and Reinsurer does hereby assume, reinsure, and guarantee all of the insurance risks of Company under the Transferred Policies.  Reinsurer does hereby agree to pay all valid legal liabilities and obligations arising or accruing under the Transferred Policies in accordance with the terms and conditions thereof.  Reinsurer agrees to administer all claims on the Transferred Policies and to service and otherwise handle the Transferred Policies in accordance with the terms and
conditions of the Transferred Policies and state laws and regulations.   Subject to the terms and
conditions of this Agreement, Reinsurer shall succeed to all defenses that Company had, still has, or may have in connection with any benefits or claims for which Reinsurer is or may be liable.

         (b)      Reinsurer is assuming only those insurance risks of Company provided for herein, to include 100% of Losses in Excess of Policy Limits and 100% of Extra Contractual
Obligations.  However, the Reinsurer shall not be liable for more than $10,000,000.00 of Losses in Excess of Policy Limits arising out of any one occurrence nor more than $10,000,000.00 of
Extra Contractual Obligations arising out of any one occurrence.

         The term "Loss in Excess of Policy Limits" shall mean a payment made to a third party claimant in excess of the policy limit which Company is or was legally obligated to pay resulting from an action taken by the insured or assignee arising from a third party claimant being awarded an amount in excess of Company's policy limit as a result of Company's failure to settle within the policy limit or of Company's alleged or actual negligence or bad faith in rejecting an offer of the preparation or prosecution of an appeal consequent upon such action. The term “Extra Contractual Obligation” shall mean a loss which Company is legally obligated to pay, which is not covered under any other provision of this Agreement and which arises from Company’s handling of any claim on the business reinsured hereunder. Reinsurer is not assuming any other extra-contractual liability nor any other liabilities or obligations of Company not specifically provided for herein. Reinsurer does not assume any loss, liability or assessments arising out of Company’s obligations to or participation in the Mississippi Insurance Guaranty Association, Mississippi Life and Health Insurance Guaranty Association, Workers’ Compensation Assigned Risk Pool or Workers’ Compensation Assigned Risk Plan or any other underwriting association whatsoever.

        (c) The date on which a Loss in Excess of Policy Limits or an Extra Contractual Obligation is incurred by Company shall be deemed, in all circumstances, to be the date of the original occurrence. There shall be no coverage hereunder where the Loss in Excess of the Policy Limit or the Extra Contractual Obligation has been incurred due to the fraud or criminal conduct of a member of the Board of Directors, a corporate officer of Company, or any other employee of Company, acting individually or collectively or in collusion with any individual or corporation or any other organization or party involved in the investigation, defense or settlement of any claim covered hereunder.

3. Assignment by Company of Transferred Policies.

        (a) Company does hereby, as of the Effective Date, transfer, assign, cede and convey unto Reinsurer all of its right, title and interest in and to the Transferred Policies. As of the Closing of this Agreement, Company does hereby transfer, assign and convey to Reinsurer the </PRE>

servicing on all claims arising out of the Transferred Policies.

(b)     Company warrants to Reinsurer that there are no third party administrator agreements or other agreements, including without limitation any agreements with
AmFed Companies, LLC, which would prevent Reinsurer from providing administration of the Transferred Policies and undertaking and handling all claims arising out of the Transferred Policies. Company agrees to turn over or cause to be turned over to Reinsurer all policy owner service, underwriting and other files and all supplies now on hand which may be needed by Reinsurer in the continuation of the business, and Company further agrees to turn over such records and record books as may be necessary for carrying on of the business, including records relating to accounts receivables, premiums, collections, administration, servicing and claims handling and all such permanent records of
Company necessary to Reinsurer to continue in force and effect the business and
Transferred Policies.

(c)     Company agrees that it is responsible for all costs associated with transferring electronic data and files relating to administration and servicing and claims handling of the Transferred Policies to Reinsurer in a form acceptable to
Reinsurer.

         4.       Treatment of Claims.

(a) All claims under the Transferred Policies resulting from occurrences taking place during the period from January 1, 1991 through Closing shall be the responsibility of Reinsurer.

(b)     Company shall provide to Reinsurer at Closing a complete listing of claims that have been paid on or since the Effective Date until Closing. Company shall likewise provide to Reinsurer a complete listing of all reinsurance payments and other recoveries, including without limitation all recoveries from subrogation claims, which shall identify the claim file on which

said recovery was received.  All amounts paid by Company on claims after the Effective Date shall be credited to Company against the amount specified in Section 5(a), provided, however, that all payments on claims arising on or after the Effective Date shall be reduced by the amount of any recovery paid or owed to Company.

         (c)      Company shall remain liable for any claims or damages arising from any liability of Company not specifically assumed by Reinsurer under this Agreement.

         5.       Payment, Transfer of Assets and Closing Adjustments.

         (a)      At Closing and as of the Effective Date, the Transferred Policies shall be transferred to Reinsurer, and Company shall deliver by certified funds or wire transfer to
Reinsurer the amount of $4,198,500.00.  The amount specified herein will be subject to modification or change due to Closing adjustments required because of claims paid after the
Effective Date and prior to Closing of this Agreement and any other credits which may be due to either Company or Reinsurer under the terms of this Agreement.

         (b)      The Company shall pay to the Reinsurer 100% of the Company's unearned premium, as it becomes earned in accordance with Appendix A attached hereto, for the business reinsured hereunder and any amount earned as of Closing shall be paid to Reinsurer at Closing by certified funds or wire transfer.

         Such reinsurance premiums payable shall be after deduction of the portion paid for all
Other Reinsurance as defined in Section 9 of this Agreement.  Company shall cause a Letter of
Credit to be issued by Trustmark National Bank in favor of Reinsurer in the form attached hereto as Exhibit "1", to secure payment of Unearned Premiums and any amounts Reinsurer is entitled to under Article 9 of this Agreement.

         (c)      At Closing, Company shall execute a promissory note in favor of Reinsurer in the principal amount of $146,000.00 ("Promissory Note") and in the form attached hereto as
Exhibit "2".   Company's obligations under the Promissory Note shall be guaranteed by State
Medical Association.  State Medical Association agrees to enter into a guaranty in the form attached hereto as Exhibit "3", which shall be delivered to Reinsurer no later than Closing of this
Agreement.

         6.       Consideration for Reinsurance.  The consideration for this Agreement on the part of Reinsurer is hereby agreed to be the assumption hereunder by Reinsurer of the liabilities and obligations with respect to the Transferred Policies and the administration and servicing of the Transferred Policies and claims thereon.

         7.       Indemnity.  Company and State Medical Association agree to hold harmless
Reinsurer from any and all claims, liabilities and obligations arising from Company and/or State
Medical Association's failure to perform any obligations under this Agreement or any breach of any warranty or representation by Company and/or State Medical Association.  Company and
State Medical Association agree to hold harmless Reinsurer from any and all claims by any shareholders, vendors and contractors of Company and/or other third parties to ownership, claims to possession, options to acquire or the rights thereto of any of the rights transferred by Company relating to administration, claims handling and servicing of the Transferred Policies and any funds or securities to be transferred to Reinsurer under this Agreement and specifically Section 5 hereof.  Reinsurer agrees to hold harmless Company from any and all liabilities and obligations arising out of the Transferred Policies which Reinsurer has assumed hereunder, provided however, that Reinsurer shall be entitled to assert any defenses at law or in equity that could have been asserted by Company.

         8.       Assumption Certificate.  Within thirty (30) days after the Closing, Reinsurer shall issue and send by first-class mail an Assumption Certificate in substantially the form as set forth on Exhibit "4" to each of Company's insureds as shown on the books and records of
Company.

         9.       Other Reinsurance.  Company warrants that it has in force and effect reinsurance for all claims which Reinsurer is assuming hereunder including all claims under the Transferred
Policies resulting from occurrences taking place during the period from January 1, 1991, until
Closing ("Other Reinsurance").  Attached hereto as Exhibit "5" are all policies and certificates
that evidence said Other Reinsurance.   Company does hereby transfer, convey and assign to
Reinsurer the rights to payments from and coverage under the Other Reinsurance.  Company warrants that it has the authority to assign the Other Reinsurance and that said Other Reinsurance is fully assignable.  Company agrees to deliver to Reinsurer at Closing all such policies and certificates which evidence such Other Reinsurance.  At Closing, Company shall provide written acknowledgment and consent from each reinsurer in the form attached hereto as Exhibit "6"
which acknowledges that such reinsurers agree to the assignment of the Other Reinsurance to
Stoneville and acknowledging that Stoneville shall be entitled to all rights and obligations of the reinsurers under the contracts of reinsurance evidencing said Other Reinsurance.  Company agrees that it shall pay all premiums due on such Other Reinsurance including but not limited to any amounts that may be due as a result of payroll audits.  Company warrants and represents that it has either paid the premiums under the Other Reinsurance in full or that Company has adequately reserved funds to pay said amounts when they become due and owing.  In the event that any company issuing any of the Other Reinsurance amounts on claims paid prior to Closing seeks to offset or recoup such amount from Reinsurer, Reinsurer shall immediately be entitled to entitled to execute on the Letter of Credit issued by Trustmark
National Bank and which is referred to in Article 5(b) of this Agreement.

10.     Arbitration. In the event of any dispute hereunder, such dispute shall be settled by arbitration in accordance with the commercial arbitration rules of the American Arbitration Association then in effect. Upon the occurrence of a dispute, the parties shall choose a panel of three arbitrators in the following manner: one of the arbitrators shall be appointed by Reinsurer, the second by
Company and the third is to be selected by those two arbitrators before the beginning of the arbitration. Should one of the parties decline to appoint an arbitrator for a period of thirty (30) days after being requested to do so by the other party, or should the two arbitrators be unable to agree upon the choice of a third, within thirty (30) days after their appointment, the appointment shall be made by the American Arbitration Association. The arbitrators shall decide by a majority of votes and the award of such arbitrators shall be final and may be entered in any court of competent jurisdiction. All costs and expenses of such arbitration, including legal expenses, shall be paid solely by the party against whom the award is directed, or as directed by the arbitrators. The arbitration proceedings shall convene and be held in the City of Jackson, Mississippi, or such other city mutually agreed upon by the parties. All such arbitrators shall be disinterested, not under the control of any party to this Agreement, and shall not have any conflict of interest.

         11.      Taxes and Workers' Compensation Commission Assessments.  Company shall be liable for all premium taxes incurred or assessed for any period with regard to the Transferred
Policies.  If Reinsurer becomes liable for any such premium taxes, Company agrees to reimburse
Reinsurer for said amount.  Company agrees that it shall also be responsible for the Annual

Assessment of the Mississippi Workers' Compensation Commission (the "Commission") for the
Commission's expenses for the year ending December 31, 2000.  Company agrees that it shall be responsible for the Mississippi Insurance Department Annual Assessment for the year ending
December 31, 1999. Company warrants and represents that it has either paid the taxes and assessments described herein or that Company has adequately reserved funds to pay said
amounts when they become due and owing.   Company agrees and acknowledges that all
reporting requirements, if any, required of Company by any governmental entity subsequent to the Closing of this Agreement are the responsibility of the Company.

         12.      Conditions Precedent.  This Agreement shall not become effective and Closing shall not occur until the satisfaction of the following conditions: (1) the rights to provide administrative and claims handling services with respect to the Transferred Policies have been assigned to Reinsurer, (2) Company has paid the funds and fully performed all obligations as required under Section 5 hereof, (3) Company provides written consents in the form attached hereto as Exhibit "6" executed by the issuers of the Other Reinsurance, (4) Company and State
Medical Association provide an opinion of their independent legal counsel to Reinsurer in the form attached hereto as Exhibit "7", (5) this Agreement has been approved in writing by the
Commissioner, (6) Closing of this Agreement is effectuated no later than March 31, 2000, (7)
Company and State Medical Association provide such evidence as may be reasonably requested by Reinsurer that Company and State Medical Association are duly authorized to execute and enter into this Agreement and that they are authorized to perform their obligations thereunder, (8)
State Medical Association posts all such letters of credit and guarantees required hereunder, (9)
MPIC executes the Promissory Note required hereunder, and (10) Gen Re executes and enters into Workers' Compensation Loss Portfolio Agreement of Reinsurance No. 8723 between

Stoneville Insurance Company and General Reinsurance Corporation and Workers
Compensation Run-off Agreement of Reinsurance No. 8724 between Stoneville Insurance
Company and General Reinsurance Corporation both in forms acceptable to Reinsurer.

         13.      Additional Company Representations.

         (a)      Company warrants that it is a corporation duly organized as an insurance company, validly existing and in good standing under the laws of the State of Mississippi with the power and authority to conduct the business in which it is engaged, and has complete and unrestricted power to enter into and consummate this Agreement.  Company has full power and authority to enter into this Agreement and carry out the transactions contemplated hereby and all necessary corporate action has been taken by Company to authorize the execution and delivery of this Agreement and the performance of the transactions contemplated hereby.

         (b)      Company warrants that it has all licenses, permits and registrations necessary under the laws of State of Mississippi to issue the Transferred Policies and that said Transferred
Policies are validly issued in accordance with the laws of the State of Mississippi.

         (c)      Company warrants that there are no outstanding, pending or threatened orders, writs, lawsuits, injunctions, or decrees of any court, governmental agency, or other tribunal affecting the ability of Company to enter into this Agreement or perform as required herein or relating to the solvency of Company.

         (d)     Except as otherwise specifically addressed herein, Company warrants that it has paid all taxes, assessments and fees arising out of or related to the Transferred Policies.
Company warrants that there are no pending or unpaid assessments due to the Mississippi
Insurance Guaranty Association, Workers' Compensation Assigned Risk Pool or Workers'
Compensation Assigned Risk Plan.

         (e)     Company warrants and represents that the policy form attached hereto as
Exhibit "8" is the policy form used by Company on all policies which are the subject of this
Agreement.
         14.     Additional Reinsurer Representations.

         (a)      Reinsurer warrants that it is a duly organized Mississippi insurance company, validly existing and in good standing under the laws of the State of Mississippi with the power and authority to conduct the business in which it is engaged, and has complete and unrestricted power to enter into and consummate this Agreement.  Reinsurer has full power and authority to enter into this Agreement and carry out the transactions contemplated hereby and all necessary corporate action has been taken by Reinsurer to authorize the execution and delivery of this
Agreement and the performance of the transactions contemplated hereby.

         (b)      Reinsurer has all licenses, permits and registrations necessary under the laws of the State of Mississippi to perform the transactions contemplated herein and there are no outstanding, pending or threatened orders, writs, lawsuits, injunctions, or decrees of any court, governmental agency, or other tribunal affecting the ability of Reinsurer to enter into this
Agreement or provide the services described herein.

         (c)      Reinsurer is and shall remain in compliance with all federal and state laws, regulations, and policies pertaining to the provision of assumption reinsurance and there are no outstanding, pending or threatened orders, writs, injunctions, or decrees of any court, governmental agency, or other tribunal affecting the ability of Reinsurer to enter into this
Agreement or provide the services described herein or relating to the solvency of Reinsurer.

         15.      Accuracy of Information.   To the best of their respective knowledge, Company
and Reinsurer warrant that all information provided by Company and Reinsurer to each other in connection with this Agreement and the negotiation thereof, including financial and actuarial statements, is accurate and complete.

         16.      Surrender of Company's Insurance License.  Prior to April 15, 2000, Company
agrees that it will surrender its  license to engage in the business of insurance to the Mississippi
Insurance Department.

         17.      Notices.   Any notices required or permitted to be given hereunder shall be deemed to be given if delivered by hand or if mailed by certified mail, postage prepaid, return receipt requested, or by postal or a commercial express document delivery service which issues an individual delivery or receipt, or by facsimile with reasonable evidence of receipt, to the following addresses:

         If to Company:             William F. Roberts
                                    408 West Parkway Place
                                    Ridgeland, Mississippi 39158

         If to Reinsurer:           Stoneville Insurance Company
                                    633 North State Street, Suite 200
                                    Jackson, Mississippi 39202
                                    Attn: Harry Vickery
                                    Facsimile: (601) 355-7822

                                                                                                                                                                              And with copy to:       David L. Martin, Esq.
                                    Watkins Ludlam Winter & Stennis, P.A.
                                    P. O. Box 427
                                    Jackson, MS 39205-0427

         18.      Expenses.  All expenses of the preparation of this Agreement shall be borne by the respective parties incurring such expense.

         19.      Entire Agreement.  This Agreement and the Exhibits delivered pursuant hereto constitute the entire contract between the parties hereto pertaining to the subject matter hereof and supersede all prior and contemporaneous agreements, understandings, negotiations and discussions, whether written or oral, of the parties.

         20.      Commissions.   As of December 31, 1999, Company was owed premiums under
the Transferred Policies in the amount of $135,836.43.  Company shall be entitled to collect and retain said uncollected premiums.  Nothing contained in this Section 20 shall, however, alter, change or modify Company's obligations under Section 5 hereof.  Company agrees that it is liable for and will pay all commissions that may be or become due and owing on the premiums describe hereinabove.  Reinsurer does not assume hereby any legal obligation of Company with respect to commissions, service fees and/or producer compensation under third party, independent contractor, producer agent or broker commission or administrative contracts between Company and third persons in connection with premiums paid or to be paid on the
Transferred Policies or administration for the Transferred Policies.

         21.      Governing Law.  The validity and construction of this Agreement shall be governed by the laws of the State of Mississippi.

         22.      Section Headings.  The section headings are for reference only and shall not limit or control the meaning of any provision of this Agreement.

         23.      Waiver.  No delay or omission on the part of any party hereto in exercising any right hereunder shall operate as a waiver of such right or any other right under this Agreement.

         24.      Amendments.  This Agreement may be amended, but only in writing, signed by the parties hereto.

         25.      Counterparts.  This Agreement may be executed in any number of counterparts, each of which shall be an original, but all of which together shall compromise one and the same instrument.

prevailing party in such action shall be entitled to recover its costs and reasonable attorneys' fees in addition to any other relief granted.

         The parties have duly executed this Agreement as of the day and year first above written.

                                                                                                                                                                                                COMPANY:                REINSURER:

                                                                                                                                                                                                MISSISSIPPI PHYSICIANS INSURANCE
                                                              STONEVILLE INSURANCE COMPANY

                                                                                                                                                                                                COMPANY

By: /s/                                                       By: /s/
    ------------------------------------                          ---------------------------
 William K. Roberts, Secretary-Treasurer                          Harry E. Vickery, President

MISSISSIPPI STATE
MEDICAL ASSOCIATION

By: /s/
    -------------------------------------
Helen R. Turner, M.D. Secretary-Treasurer