Form 10KSB/A
period 1999-12-31
STONEVILLE INSURANCE CO
filed 2000-04-14
CIK 1036506

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D. C. 20549

                                                   FORM 10-KSB/A

                                                                           The following items were the subject of a Form 12b-25
                                                                           and are included herein:
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

      Upon being authorized by the Department of Insurance to write workers compensation insurance in Mississippi, the Company was required to be a member of the Mississippi Workers' Compensation Assigned Risk Pool (the "Pool") and to participate in the Mississippi Workers' Compensation Assigned Risk Plan (the "Assigned Risk Plan"). The purpose of the Pool is to be a reinsurance mechanism for the Assigned Risk Plan. The Pool may assess insurers to pay the obligations of the Pool in proportion to the insurers' direct net workers' compensation premium writings in Mississippi.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

SELECTED FINANCIAL DATA

     The following selected financial data reflect operations of the Company since January 1, 1997 and have been derived from the financial statements audited by Deloitte and Touche LLP, independent certified public accountants whose report with respect thereto appears elsewhere in this report.

Selected Financial Data

For the Years Ended December 31, 1999, 1998 and 1997
                                                                   1999              1998               1997
                                                                ----------        ----------         ----------
Earned Premium (net of ceded amount of                        $ 1,902,583         $ 1,691,374               ---
 approximately $634,000 in 1999 and $75,000 in 1998)
Investment Income                                                  95,128              79,619       $   193,465
Administrative and Management Fees                              1,087,111             243,477
Net Realized Losses on Trading Securities                                                               (19,057)
Other                                                              38,088              59,507           228,871
                                                               ----------          ----------        ----------
Total revenues                                                $ 3,122,910         $ 2,073,977       $   403,279
                                                              ===========         ===========       ===========
Loss Before Income Taxes                                      $  (189,355)        $  (158,256)      $  (759,459)
                                                              ===========         ===========       ===========
Net Loss                                                      $  (103,709)        $   (96,536)      $  (474,439)
                                                              ===========         ===========       ===========
Total Assets                                                  $ 4,538,246         $ 4,502,602       $ 2,122,588
                                                              ===========         ===========       ===========
Total Liabilities                                             $ 2,753,168         $ 2,587,549       $   118,482
                                                              ===========         ===========       ===========

Financial Condition

      The Company's total shareholders' equity decreased by $129,975 or 6.8% from $1,915,053 at December 31, 1998 to $1,785,078 at December 31, 1999. This decrease was caused by a net loss from operations for the year of $103,709 and a decrease in unrealized gain on securities available-for-sale of $26,266.

      Total assets increased by $35,644 or.08% at December 31,1999 compared to December 31,1998. This increase is due primarily to an increase in premiums and fees receivable as a result of increased volume. Cash and investments decreased a total of $364,516 during 1999 due largely to the purchase of American Colonial Insurance Company and the formation of Stoneville Service Company, a wholly owned subsidiary of Stoneville Insurance Company, and the associated start-up costs with that operation.

      Total liabilities increased by $165,619 or 6.4% at December 31, 1999 compared to December 31, 1998. This increase was due partially to the receipt of certain quota share reinsurance agreement payments prior to the time such payments were earned. Additionally, with the increase in premium written and assumed during 1999, unearned premium increased by $371,876.

Results of Operations

      The Company took steps in 1999 to more fully develop its fee based service income and reduce its insurance related risks by ceding a greater percentage of the premium and loss associated with direct written policies beginning in September, 1999. Management believes that this shift in focus will provide greater net income and add stability to the Company's operations. As a result of this shift, administrative services revenue increased by $843,634 or 346.5% during 1999. Management believes that the administrative services area will continue to provide consistent revenues and improved net income for the Company during the next few years.

      The Company experienced a net loss of $103,709 during 1999 compared to a net loss of $96,536 during 1998. This loss is due primarily to the costs associated with the operation of Stoneville Service Company, a claims administration subsidiary which began operations in early 1999. Stoneville Service Company provides claims services to third party self-funded workers' compensation programs. The Company has recently acquired and continues to acquire additional customers which it believes will significantly improve the net operating income of the Company. It is anticipated that Stoneville Service Company will begin generating an operating profit during the second quarter of 2000.

      As a result of increased workers' compensation premium written and assumed, net earned premium during 1999 was $1,902,583 compared to $1,691,374 in 1998. Losses and loss adjustment expenses were $1,121,216 during 1999 compared to $1,269,134 in 1998. Other expenses directly associated with the Company's insurance programs totaled $495,619 in 1999 compared to $224,702 in 1998. The increase in expenses directly related to insurance programs was due to increased business written in 1999.

      Beginning September 1, 1999, the Company reduced the amount of risk retained on direct written insurance business from 50% to 10%. This will reduce the potential exposure of the Company to future losses.

      Investment income of the Company increased slightly from $79,619 in 1998 to $95,128 in 1999. The decrease in cash as a result of the start-up costs of Stoneville Service Company was offset by an increase in the Company's return on investment.

      General expenses increased from $738,397 in 1998 to $1,611,912 in 1999. This increase is due primarily to expenses in the claims administration operation which did not exist during most of 1998. As a part of the development of the claims and program administration segment of the Company, significant costs were incurred to provide the resources necessary to provide such administrative services. While these costs are expected to continue the Company believes that these costs are necessary for the further enhancement of the administrative fee revenue of the Company.

      The Company recorded an income tax benefit for 1999 in the amount of $85,646 compared to $61,720 during 1998. The increase in tax benefit is due to an increase in the net loss sustained by the Company in 1999 compared to 1998.

Liquidity and Capital Resources

      Due to the fact that workers' compensation claims are paid over a long period of time, it is anticipated that cash flows from premiums collected will be sufficient to pay any insurance claims that arise during 2000 and the foreseeable future. Additionally, fees from claims and administrative services are expected to continue to provide significant current revenue that is available to pay current operating expenses.

      As a workers' compensation insurance carrier licensed in the State of Mississippi, the Company is subject to certain minimum capital and surplus requirements. In order to stay in compliance with these minimum requirements, the Company cannot sustain significant operating losses without raising additional capital from other sources. The Company anticipates that its increased customer base will generate an operating net income in 2000, thus satisfying any regulatory capital and surplus requirements. However, if such operating results are not attained, the Company may have to seek other sources of capital to allow it to maintain an adequate capital structure. The Company is not assured that such capital alternatives will be available if and when they are needed.

ITEM 7.

FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of
     Stoneville Insurance Company:

We have audited the accompanying consolidated balance sheets of
Stoneville Insurance Company and subsidiaries as of December 31, 1999 and 1998 and the related statements of operations and comprehensive losses, changes in shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.
Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of
Stoneville Insurance Company and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United
States of America.

DELOITTE & TOUCHE LLP
Jackson, Mississippi
April 10, 2000

STONEVILLE INSURANCE COMPANY AND
SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998

ASSETS                                                                                         1999                1998

Investments:
  Securities available for sale at fair value - amortized
    cost of $967,000 (1999) and $1,139,000 (1998)                                      $      961,939       $    1,175,757
  Short-term investments, at cost which approximates market                                   351,692             342,358
                                                                                        -------------       -------------
           Total investments                                                                1,313,631           1,518,115
                                                                                        -------------       -------------
Cash and cash equivalents                                                                   1,062,290           1,222,322
Premiums receivable                                                                           622,228             420,902
Accounts receivable (no allowance deemed necessary)                                           309,081
Refundable income taxes                                                                       211,063              68,618
Reinsurance recoverable                                                                       573,676           1,023,532
Equipment and software, net of accumulated depreciation
   of $59,000 (1999) and $27,000 (1998)                                                       183,807              84,598
Deferred tax assets                                                                            62,849             134,715
Intangible assets, net of amortization of $30,000 (1999)                                      170,000
Other                                                                                          29,621              29,800
                                                                                        -------------       -------------
TOTAL ASSETS                                                                           $    4,538,246       $   4,502,602
                                                                                        =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Reserve for losses and loss adjustment expenses                                        $    1,258,463       $   1,780,687
Unearned premium                                                                              846,982             475,106
Funds held by ceding insurer                                                                  443,015
Accounts payable and accrued expenses                                                         197,755             323,415
Capital lease obligations                                                                       6,953               8,341
                                                                                        -------------        ------------
           Total liabilities                                                                2,753,168           2,587,549

COMMITMENTS AND CONTINGENCIES (Notes 5 and 12)

SHAREHOLDERS' EQUITY:
  Common stock ($1 par value; 10,000,000 shares authorized;
    503,384 shares issued and outstanding)                                                    503,384             503,384
  Retained earnings                                                                         1,284,625           1,388,334

  Accumulated other comprehensive income (loss) -
    Unrealized gains (losses) on securities available for sale, net of
      income taxes (benefit) of $(2,000) (1999) and $14,000 (1998)                            (2,931)             23,335
                                                                                        -------------        ------------
           Total shareholders' equity                                                      1,785,078           1,915,053
                                                                                        -------------        ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $    4,538,246       $   4,502,602
                                                                                        =============       =============
See notes to consolidated financial statements.

STONEVILLE INSURANCE COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSSES YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                            1999                 1998

REVENUES:
  Net premiums earned (less ceded amount of
    approximately $634,000 in 1999 and $75,000 in 1998)                                $   1,902,583       $   1,691,374
  Administrative and management fees                                                       1,087,111             243,477
  Investment income - net of expenses                                                         95,128              79,619
  Net realized investment gains                                                                6,388
  Other                                                                                       31,700              59,507
                                                                                        -------------        ------------
           Total revenues                                                                  3,122,910           2,073,977

EXPENSES:
  Loss and loss adjustment expenses                                                        1,204,734           1,269,134
  Policy acquisition fees                                                                    141,243              53,502
  Program administration fees                                                                251,339             107,377
  Regulatory fees                                                                            103,037              63,823
  General expenses                                                                         1,611,912             738,397
                                                                                        -------------        ------------
           Total expenses                                                                  3,312,265           2,232,233
                                                                                        -------------        ------------
LOSS BEFORE INCOME TAX BENEFIT                                                              (189,355)           (158,256)

INCOME TAX BENEFIT                                                                           (85,646)            (61,720)
                                                                                        -------------        ------------
NET LOSS                                                                                    (103,709)            (96,536)

OTHER COMPREHENSIVE INCOME (LOSS),
  net of income tax effect:
    Increase (decrease) in unrealized gain (loss)
      on investments in securities                                                           (22,050)              7,483
    Reclassification of gains included in net loss                                            (4,216)                  0
                                                                                        -------------        ------------
COMPREHENSIVE LOSS                                                                   $      (129,975)    $       (89,053)
                                                                                        =============       =============
NET LOSS PER SHARE                                                                   $         (0.21)    $         (0.19)
                                                                                        =============       =============
See notes to consolidated financial statements.

STONEVILLE INSURANCE COMPANY AND

SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                               Accumulated
                                                                                                  Other               Total
                                                Common Stock               Retained           Comprehensive        Shareholders'

                                          --------------------------
                                           Shares          Amount          Earnings            Income (Loss)          Equity

BALANCE AT JANUARY 1, 1998                503,384       $  503,384     $   1,484,870         $   15,852           $   2,004,106
Net loss                                                                     (96,536)                                   (96,536)
Net increase in unrealized appreciation
  of securities available for sale                                                                7,483                   7,483
                                         ---------        ---------       ------------         ---------             ------------
BALANCE AT DECEMBER 31, 1998              503,384          503,384         1,388,334             23,335               1,915,053
Net loss                                                                    (103,709)                                  (103,709)
Net decrease in unrealized gain (loss)
  on securities available for sale                                                              (26,266)                (26,266)
                                         ---------        ---------       ------------         ---------             ------------
BALANCE AT DECEMBER 31, 1999              503,384       $  503,384     $   1,284,625        $    (2,931)          $   1,785,078
                                         =========        =========       ============         =========             ============
See notes to consolidated financial statements.

STONEVILLE INSURANCE COMPANY AND
SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                             1999                 1998
OPERATING ACTIVITIES:
  Premiums collected                                                                 $    2,522,989       $   1,743,321
  Other income                                                                              819,532             302,984
  Losses and loss adjustment expenses paid                                               (1,729,958)           (511,979)
  General insurance and administrative expenses paid                                     (1,751,068)           (737,438)
  Income tax refund received                                                                 30,827             166,943
  Investment income received                                                                 94,976             103,909
  Interest paid                                                                              (1,043)               (716)
                                                                                       -------------        ------------
           Net cash provided by (used in) operating activities                              (13,745)          1,067,024

INVESTING ACTIVITIES:
  Proceeds from sales and maturities of securities available-for-sale                       552,175              65,179
  Purchase of American Colonial Insurance Company, net
    of cash acquired                                                                       (131,414)
  Purchase of securities available-for-sale                                                (284,635)
  Purchase of intangible asset                                                             (150,000)
  Capital expenditures                                                                     (131,024)            (82,628)
                                                                                       -------------        ------------
           Net cash used in investing activities                                           (144,898)            (17,449)

FINANCING ACTIVITIES -
  Principal payments under capital lease obligations                                         (1,389)             (2,489)
                                                                                       -------------        ------------
           Net cash used in financing activities                                             (1,389)             (2,489)
                                                                                       -------------        ------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                                         (160,032)          1,047,086

CASH AND CASH EQUIVALENTS:
  AT BEGINNING OF YEAR                                                                    1,222,322             175,236
                                                                                       -------------        ------------
  AT END OF YEAR                                                                     $    1,062,290       $   1,222,322
                                                                                    ================     ===============
SUPPLEMENTAL SCHEDULE OF NON-CASH
  FINANCING AND INVESTING ACTIVITIES -

    Capital leases incurred                                                                               $        9,575
                                                                                                          ===============
(Continued)

STONEVILLE INSURANCE COMPANY AND
SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                             1999                1998

RECONCILIATION OF NET LOSS TO NET CASH
PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss                                                                           $       (103,709)            (96,536)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
Depreciation and amortization expense                                                        61,816              14,894
Deferred income tax expense (benefit)                                                        88,562             (61,720)
Decrease (increase) in income taxes receivable                                             (143,381)            166,943
Decrease (increase) in premiums and reinsurance receivables                                 248,530          (1,446,690)
Decrease (increase) in receivables and other assets                                        (310,570)             25,894
Increase (decrease) in unpaid losses and loss
  adjustment expenses                                                                      (525,224)          1,780,687
Increase in unearned premiums                                                               371,876             475,106
Increase in accounts payable, accrued expenses and funds held                               298,355             208,446
                                                                                       -------------       -------------
           Net cash provided by (used in)
              operating activities                                                 $        (13,745)     $    1,067,024
                                                                                    ================     ===============
See notes to consolidated financial statements. (Concluded)

STONEVILLE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999 AND 1998

1.    BASIS OF PRESENTATION AND  NATURE OF OPERATIONS

         The consolidated financial statements include the accounts of Stoneville Insurance Company and its wholly-owned subsidiaries, Stoneville Service Company, Inc. and Stoneville Insurance
         Company of Arkansas (collectively, "the Company").  All material intercompany profits, transactions and balances have been eliminated.

         Stoneville Insurance Company was formed to become the successor to Delta Agricultural and
         Industrial Trust, (the Trust), a self-funded workers' compensation trust.  The Company entered the workers' compensation market in the first quarter of 1998 as a reinsurer and began direct writing of workers' compensation insurance in the fourth quarter of 1998.  The Company also provides claims and risk control services as well as program management services to the insurance programs being reinsured by the Company and to self-funded workers' compensation groups.  The Company is domiciled in Mississippi and operates in Mississippi and Arkansas.

         The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which vary in some respects from accounting practices prescribed or permitted by the Insurance Department of the State of Mississippi.  Prescribed
         statutory accounting practices include a variety of publications of the National Association of
         Insurance Commissioners (NAIC), as well as state laws, regulations, and general administrative rules.  Permitted statutory accounting practices encompass all accounting practices not so prescribed (see Note 9).

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         a.    Use of Estimates - The consolidated financial statements are prepared in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

         c.    Cash Equivalents - For the purpose of reporting cash flows, cash equivalents include all highly liquid investments with a maturity of three months or less when purchased.  Cash and cash equivalents include $789,000 of interest-bearing deposits in 1999.

         d.    Premium Revenue Recognition - Insurance premiums are recognized as revenue on a pro rata basis over the policy term. The portion of premiums that will be earned in the future are deferred and reported as unearned premiums.

         e.    Reinsurance - In the normal course of business, the Company seeks to reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers.  Amounts recoverable from reinsurers are estimated in a manner consistent with the reinsured policy. Amounts due from reinsurers are shown as reinsurance receivables, net of uncollectible amounts on the consolidated balance sheets.  Liabilities for losses and loss adjustment expenses are not reduced by the amounts receivable from reinsurers.  Amounts ceded to reinsurers are shown as a reduction of earned premium on the consolidated statements of operations and comprehensive losses.

               The Company uses specific and aggregate excess policies to limit losses.  These limits range from $20,000 to $50,000 per claim ($25,000 to $100,000 for business written prior to
               September 1, 1999), depending on the type of claim filed.  Reinsurance contracts do not relieve the Company from its primary obligation to policyholders.  Failure of any reinsurer to honor its obligations could result in losses to the Company.

         f.    Capitalization, Depreciation and Amortization - The cost of equipment and software is depreciated by the straight-line method over the estimated useful life of five years.
               Equipment under capital leases is recorded at the lower of fair value or the present value of future minimum lease payments and is amortized by the straight-line method over its primary lease term.  In addition, licenses and other intangible assets are amortized by the straight-line method over five years.  At each balance sheet date the Company evaluates the recoverability of long-term assets based upon expectations of nondiscounted cash flows and operating income.  Depreciation and amortization expense is included in "General
               Expenses".

         g.    Policy Acquisition Costs - Substantially all policy acquisition costs are paid as the related premiums are earned.  Consequently, there were ordinarily no unamortized policy acquisition costs capitalized at December 31.

         h.    Insurance Liabilities - The liability for losses and loss-adjustment expenses include an amount determined from loss reports and individual cases and an undiscounted amount, based on past experience, for losses incurred but not reported.  Such liabilities are necessarily based on estimates and, while management believes that the amount is adequate, the ultimate liability may be in excess of or less than the amounts provided.  The methods for making such estimates and for establishing the resulting liabilities are continually reviewed, and any adjustments are reflected in the consolidated statements of operations and comprehensive losses.

         i.    Income Taxes - Deferred tax liabilities and assets are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

         j.    Accounting Standard to be Adopted in the Future - In June, 1998, the Financial
               Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS)
               No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is effective, after amendment, for fiscal years beginning after June 15, 2000.  SFAS 133 requires, among other things, that derivatives be recorded on the consolidated balance sheet at fair value.  Changes in the fair value of derivatives may, depending on circumstances, be recognized in earnings or deferred as a component of shareholders' equity until a hedged transaction occurs.  The Company has not determined what impact, if any, the adoption of
               SFAS 133 will have on its financial position or results of operations.

         k.    Net Loss Per Share - Net loss per share is based on net loss and the weighted average number of shares outstanding during each period.  The number of shares used in computing net loss per share was 503,384 in 1999 and 1998.

         l.    Reclassifications - Certain reclassifications have been made in the 1998 consolidated financial statements to conform to the method of presentation used in 1999.

3.       FORMATION OF SUBSIDIARY AND ACQUISITION

         In January 1999, the Company formed Stoneville Service Company, Inc., a Mississippi corporation owned entirely by Stoneville Insurance Company.  Stoneville Service Company, Inc.
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

         The acquisition was accounted for by the purchase method of accounting.  The ultimate purchase price, net of cash acquired of $188,000, has been allocated to the assets acquired and liabilities assumed based upon the fair values at the date of acquisition, as follows:

Short-term investments                                                             $   100,000
Jurisdictional license                                                                  50,000
Unearned premium, accounts payable and accrued expenses                                (19,000)
                                                                                   ------------
Purchase price, net of cash aquired                                                $   131,000
                                                                                   ============

      the Company's consolidated financial statements subsequent to the date of acquisition.  However,

      the consolidated results of operations would not materially differ if the subsidiary's results of operations prior to the acquisition were included in the consolidated financial statements.

4.       SECURITIES AVAILABLE FOR SALE

      The aggregate fair value, gross unrealized gains and losses, and amortized cost of securities available-for-sale by major security type at December 31, 1999 and 1998 are as follows:

                                                                  Gross               Gross
                                                  Amortized     Unrealized         Unrealized
1999                                                Cost          Gains               Losses            Fair Value
Obligations of U. S. Government
  corporations and agencies                  $     201,306                      $       985          $    200,321

Obligations of states and political
  subdivision                                      349,077                              116               348,961

Mortgage-backed securities                         416,379                            3,722               412,657
                                               ------------                     ------------          ------------

           Total                             $     966,762       $     -        $     4,823           $   961,939
                                               ============       ============  ============          ============

1998
Obligations of U. S. Government
  corporations and agencies                  $     378,124       $   19,139                           $   397,263

Obligations of states and political
  subdivision                                      610,917           11,527                               622,444

Mortgage-backed securities                         150,311            5,739                               156,050
                                               ------------      ------------                         ------------

           Total                             $   1,139,352       $   36,405     $         -         $   1,175,757
                                               ============      ============   ============          ============

       The scheduled maturities of securities available-for-sale at December 31, 1999 were as follows:

                                                                                     Amortized         Fair
                                                                                       Cost            Value

Due after one year through five years                                             $   401,306      $   400,321
Due after five years through ten years                                                149,077          148,961
                                                                                   -----------      -----------
                                                                                      550,383          549,282

Mortgage-backed securities                                                            416,379          412,657
                                                                                   -----------      -----------
Total                                                                             $   966,762      $   961,939
                                                                                  ============     ============
      Actual maturities may differ from contractual maturities because of the borrower's right to call or prepay obligations.
      Major categories of investment income are summarized as follows:

                                                                                      1999              1998

Securities available for sale                                                     $    73,103      $    84,280
Short-term investments                                                                 34,025            9,698
                                                                                   -----------      -----------
                                                                                      107,128           93,978
Less: investment expenses                                                             (12,000)         (14,359)
                                                                                   -----------      -----------
                                                                                  $    95,128      $    79,619
                                                                                  ============     ============

5.       ASSETS PLEDGED

         Approximately $1,383,000 in cash and investments are pledged as collateral for a letter of credit issued to an insurer that the Company reinsures.  The letter of credit secures the payment of claims being administered by the Company.

         Investments with an approximate carrying value of $252,000 in 1999 were pledged to the State of Mississippi for the security and benefit of policyholders.  At December 31, 1999, assets on deposit met minimum statutory requirements.

6.       RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

         The reserve for losses and loss adjustment expenses consisted of the following:

                                                                                      1999             1998

Case basis reserves                                                               $   467,996     $    656,895
Incurred but unreported claims                                                        216,791          100,260
                                                                                   -----------      -----------
Total reserves, net of reinsurance recoverable                                    $   684,787     $    757,155
                                                                                  ============     ============

         Activity in the reserve for losses and loss adjustment expenses is summarized as follows:

                                                                                      1999             1998

Balance at January 1                                                             $  1,780,687     $          0
Less reinsurance recoverable                                                        1,023,532
                                                                                  ------------
Net balance at January 1                                                              757,155

Incurred related to -
  Current year                                                                      1,313,687      1,269,134
  Prior years                                                                        (108,953)             0
                                                                                  ------------   ------------
  Total incurred                                                                    1,204,734      1,269,134
Paid related to -
  Current year                                                                        628,900        511,979
  Prior years                                                                         648,202              0
                                                                                  ------------   ------------
  Total paid                                                                        1,277,102        511,979
                                                                                  ------------   ------------
Net balance at December 31                                                            684,787        757,155
Plus reinsurance recoverable                                                          573,676      1,023,532
                                                                                  ------------   ------------
Balance at December 31                                                           $  1,258,463   $  1,780,687
                                                                                  ============   ============
7.       INCOME TAXES

         The benefit from income taxes consisted of the following:

                                                                                     1999           1998

Current                                                                          $   (174,208)   $         0
Deferred                                                                               88,562        (61,720)
                                                                                  ------------   ------------
                                                                                 $    (85,646)   $   (61,720)
                                                                                  ============   ============

     The effective income tax benefit varied from the U. S. Federal statutory rate of 35% as follows:

                                                                                     1999           1998

Federal income tax benefit at statutory rates                                    $    (66,274)  $    (55,389)
Tax-exempt interest                                                                   (10,500)       (10,000)
State income tax benefit                                                               (7,881)        (5,222)
Other                                                                                    (991)         8,891
                                                                                  ------------   ------------
Benefit from income taxes                                                         $   (85,646)  $    (61,720)
                                                                                  ============   ============

         The Company had capital loss carryforwards at December 31, 1999 of approximately $657,000.
         These capital loss carryforwards will expire as follows:

2000                                                                                            $    170,000
2001                                                                                                 460,000
2002                                                                                                  27,000
                                                                                                 ------------
                                                                                                $    657,000
                                                                                                 ============

      These loss carryforwards can only be utilized if the Company experiences future capital gains.
      Because the Company's investment strategy is to emphasize ordinary income rather than capital gains, a valuation allowance has been provided for substantially all of the capital loss carryforward.

      Refundable income taxes in 1999 represent overpaid estimated income taxes of approximately
      $38,000 and net operating loss carrybacks of approximately $173,000.

      The valuation allowance decreased approximately $152,000 in 1999 to reflect the expiration of capital losses that are no longer carried as a deferred tax asset.

      The components of the net deferred tax asset were as follows:

                                                                                         1999          1998

Deferred tax assets (liabilities):
  Charitable contributions                                                        $     9,325    $     9,325
  Unamortized reorganization costs                                                     28,326         45,321
  Capital loss carryforward                                                           245,081        396,892
  Unrealized loss (gain) on securities                                                  1,744        (13,882)
  Net operating loss carryforward                                                           0         84,916
  Other                                                                                 6,341         (8,078)
                                                                                  ------------   ------------
                                                                                      290,817        514,494
  Valuation allowance                                                                (227,968)      (379,779)
                                                                                  ------------   ------------
Net deferred tax assets                                                           $    62,849    $   134,715
                                                                                  ============   ============

8.       RELATED PARTY TRANSACTIONS

         An officer and director of the Company is also an officer and director of Morgan White
         Underwriters, Inc. ("MWU").  As the marketing director of the workers compensation commercial program, MWU received compensation based on a percentage of collected premium from the commercial program of $66,000 (1999) and $25,000 (1998).

         MWU also received commissions from Continental Casualty Company for the placement of the
         Assumption Reinsurance Agreement between the Company and Continental.

9.       STATUTORY FINANCIAL INFORMATION

         Generally accepted accounting principles differ in certain respects from the accounting practices prescribed or permitted by insurance regulatory authorities (statutory basis).  A reconciliation between net loss and shareholders' equity as reported under generally accepted accounting principles (GAAP basis) and statutory net loss and shareholders' equity of the Company follows:

                                              1999                                    1998
                                ------------------------------------    -----------------------------------
                                        Net          Shareholders'             Net          Shareholders'
                                      Income (Loss)     Equity                Loss             Equity

GAAP basis                      $    (103,709)       $   1,785,078      $     (96,536)     $   1,915,053

Adjustments to:
  Non-admitted assets                                     (572,117)                              (94,758)
  Subsidiary operations                89,225               89,225
  Income taxes                          4,569                4,569
**  Deferred income taxes                75,758               (3,526)           (61,720)          (134,715)
  Unrealized loss on
    invested securities                                      4,823                              (37,127)
  Other                                                                          (248)               (90)
                                -------------        -------------       -------------     -------------
Statutory basis                 $      65,843        $   1,308,052       $   (158,504)     $   1,648,363
                                =============        =============       =============     =============

        Pursuant to the laws and regulations of the State of Mississippi, the Company is required to maintain minimum capital of $400,000 and additional minimum surplus of $600,000.
         In order to stay in compliance with these minimum requirements, the Company cannot sustain significant operating losses without raising additional capital from other sources. Stockholders' dividends are payable out of statutory surplus.

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

         The NAIC has provided levels of progressively increasing regulatory action for remedies when an insurance company's risk-based capital ratio falls below a ratio of 2:1.  As of December 31,
         1999, the Company was in the Company Action Level with regard to the minimum capital requirements as follows:

Total adjusted capital                                                                $    1,308,052
Authorized control level risk-based capital as reported to the State                         739,972
Ratio of adjusted capital to risk based capital                                               1.77:1

10.      FAIR VALUES OF FINANCIAL INSTRUMENTS

         The estimated fair value amounts of certain financial instruments have been determined by the
         Company using available market information and appropriate valuation methodologies.
         However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value.

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

         The methods and assumptions used to estimate fair value are as follows:

        o         Fair value for securities is determined from quoted market prices, where available.  For securities not actively traded, fair value is estimated using quoted market prices for similar securities.  See fair values disclosed in Note 4.

        o         Fair value for short-term investments, accrued investment income, receivables, unearned premium income and accounts payable and accrued expenses approximates the carrying amount, as the assets are readily redeemable and the liabilities are short-term in nature.

        o         Fair value for the reserve for losses and loss adjustment expenses approximates the carrying amount.

11.      OPERATING SEGMENT DISCLOSURE

         In 1999 the Company focused on and significantly developed its fee-based services provided to defined client groups and their members.  The focus on fee-based operations (risk control services, program management services, claims handling and administration) influenced the
         Company in deciding to increase its level of reinsurance on worker's compensation policies, thereby reducing both the exposure for claims losses as well as net premium income from those policies.  For both fee-based and insurance operations, the Company monitors both revenue and expenses directly related to such revenue but does not monitor assets by operating segment.
         Therefore, the Company reports segment information for both its fee-based services and its worker's compensation insurance operations, as follows:

                                                              1999                             1998
                                          Fee-based         Insurance       Fee-based       Insurance
                                          Services         Operations        Services       Operations

Revenues from external services        $   1,087,111     $   1,902,583    $    243,477    $  1,691,374

Net margin per segment                       835,772           556,606         136,100         368,738

         A reconciliation follows of amounts reported as segment information to totals reported in the consolidated financial statements:

                                                                            1999               1998
Total revenues for segments reported                                  $   2,989,694    $   1,934,851
Investment and other income not                                             133,216          139,126
allocated                                                             -------------    -------------
  Total consolidated revenues                                         $   3,122,910    $   2,073,977
                                                                      =============    =============

Total net margins for segments reported                               $   1,392,378    $     504,838
Investment and other income not                                             133,216          139,126
allocated
Unallocated regulatory fees                                                (103,037)         (63,823)
Unallocated general expenses                                             (1,611,912)        (738,397)
                                                                      -------------    -------------
  Consolidated loss before income tax                                 $    (189,355)    $   (158,256)
benefit                                                               =============    =============

12.      COMMITMENTS AND CONTINGENCIES

         The Company is required to participate in certain guaranty funds and involuntary pools of insurance and is therefore exposed to undeterminable future assessments resulting from the insolvency of other insurers.

         The Company leases office space under a month-to-month lease arrangement and has non-
         cancelable lease arrangements for computer and other equipment.  Expenses incurred under all operating leases approximated $144,000 in 1999 and $15,000 in 1998.  Future minimum lease commitments under non-cancelable operating leases are as follows:

2000                                                                        $     117,000
2001                                                                              116,000
2002                                                                               30,000
2003                                                                                6,000
                                                                            -------------
  Total non-cancelable operating commitments                                $     269,000
                                                                            =============

      The Company is involved in litigation incurred in the normal course of business.  Management of the Company, based upon the advice of legal counsel, is of the opinion that the Company's ultimate liability, if any, which may result from the litigation, will not have a material adverse effect on the financial condition or results of operations of the Company.

                                                    * * * * * *

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

Richard L. Eaton, CPA Mr. Eaton's accounting firm, Richard L. Eaton, CPA was paid $35,054 in 1999 and $10,174 in 1998 for accounting services performed for the Company.
ITEM 13.       EXHIBITS, LISTS AND REPORTS ON FORM 8-K

      A-1.     Financial Statement Schedules.
               Independent Auditors' Report on Schedules
               Schedule IV - Reinsurance
               Schedule V - Valuation and Qualifying Accounts

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

               27                        Financial Data Schedule.

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

                                                                   Date: April 13, 2000

                                                              By: /s/
                                                                  Richard L. Eaton, Chief Financial Officer
                                                                  (Principal Financial Officer and Principal
                                                                  Accounting Officer)

                                                                    Date: April 13, 2000

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 13, 2000                    By: /s/
                                        William L. Kennedy, Director
                                        (Principal Executive Officer)

Date: April 13, 2000                    By: /s/
                                        Harry E. Vickery, Director

INDEPENDENT AUDITORS' REPORT ON SCHEDULES

To the Board of Directors and Stockholders of
    Stoneville Insurance Company:

We have audited the consolidated financial statements of Stoneville Insurance Company and subsidiaries as of December 31, 1999 and 1998, and for the years then ended, and have issued our report thereon dated March 28, 2000; such report is included elsewhere in this Form 10-K.  Our audits also included the financial statement schedules of Stoneville Insurance Company, listed in Item 14.
These financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Jackson, Mississippi
April 10, 2000

Article 7.  Schedule
IV - Reinsurance

              Col. A.           Col. B              Col. C              Col. D               Col. E             Col. F

Description               Gross                    Ceded to            Assumed                Net               Amount
                                       Amount        Other            from Other             Amount           Assumed as
                                                   Companies          Companies               (2)              % of Net

1999
Premiums - property and
  liability insurance       $   1,246,000          $      634,000       $   1,291,000      $      1,903,000       68%

1998
Premiums - property and
  liability insurance       $   1,092,000         $        75,000      $      674,000      $      1,691,000       40%

Article 7.  Schedule V - Valuation and Qualifying Accounts

              Col. A.        Col. B             Col. C                                 Col. D             Col. E

Description                Balance at         Additions                            Deductions --        Balance at
                                          ---------------------------------------
                                          ---------------------------------------
                           Beginning                                                                      End of
                           of Period             (1)                 (2)                                  Period

                                               Charged             Charged
                                               to Costs           to Other
                                                 and             Accounts --
                                               Expenses           Describe

1999

Valuation allowance for
  deferred tax assets          $ 379,779                                                 $ 151,811          $ 227,968

1998

Valuation allowance for
  deferred tax assets          $ 379,779                                                       $ 0          $ 379,779

                                    EXHIBIT 8.2

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

                                                  SCHEDULE 3.12-A

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

                                     EXHIBIT 8.3

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

