Form 10QSB
period 2000-03-31
STONEVILLE INSURANCE CO
filed 2000-05-15
CIK 1036506

                    WASHINGTON, D.C. 20549

                           FORM 10-QSB

      --X-      Quarterly Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

      ----      Transition Report Pursuant to Section 13 or 15(d)
      ----      of the Securities Exchange Act of 1934

For Quarter Ending         March 31, 2000
                     ---------------------------------------------------------
Commission File Number      333-24739
                       -------------------------------------------------------

                         STONEVILLE INSURANCE COMPANY
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        MISSISSIPPI                                 72-1341156
------------------------------------------------------------------------------
(State or other jurisdiction of              (I.R.S. Employer Identification
incorporation or organization)                Number)

633 NORTH STATE STREET, SUITE 200, JACKSON, MISSISSIPPI       39202-7817
------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

                              (601) 352-7817
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                             NOT APPLICABLE
------------------------------------------------------------------------------
      (Former name, address and fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed  by  Section  13 or 15 (d) of the  Securities  Exchange  Act of 1934
during the preceding 12 months (or for such shorter  period that the  registrant was  required  to file such  reports),  and (2) has been  subject to such filing requirements for the past 90 days.

                        YES      X        NO
                             ---------        ----------

503,384 Common Shares were outstanding  as of April 28, 2000 for financial statement purposes.

Transitional Small Business Disclosure format

YES                 NO
   -------             ---------

                                      STONEVILLE INSURANCE COMPANY

                                      Unaudited Quarterly Financial Statements

                                                                                                         Page

                                      Consolidated Balance Sheets
                                           March 31, 2000 and December 31, 1999                            3

                                      Consolidated Statements of Income
                                          Three Months Ended March 31, 2000 and 1999                       4

                                      Changes in Shareholders' Equity                                      5
                                          Three Months Ended March 31, 2000

                                      Consolidated Statements of Cash Flows                                6
                                           Three Months Ended March 31, 2000 and 1999

                                      Notes To Consolidated Financial Statements                           7

                                      Management's Discussion and Analysis                                 9

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STONEVILLE INSURANCE COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2000 and December 31, 1999

                                                                              March 31,                   December 31,
                                                                                2000                         1999
                                                                           ---------------            -------------------
Assets
Investments:
Securities available-for-sale at fair value - amortized
   cost of $960,773 (2000) and $967,000 (1999)                                   $948,818                       $961,939
Short-term investments, at cost which approximates market                         351,692                        351,692
                                                                           ---------------            -------------------
Total Investments                                                               1,300,510                      1,313,631

Cash and Cash Equivalents                                                       1,163,944                      1,062,290
Premiums receivable                                                               448,451                        622,228
Accounts receivable                                                               369,939                        309,081
Refundable income taxes                                                           211,063                        211,063
Reinsurance recoverable                                                           573,754                        573,676
Equipment, net of accumulated depreciation of
  $86,000 (2000) and $59,000 (1999)                                               180,478                        183,807
Deferred tax assets                                                                70,793                         62,849
Intangible assets, net of accumulated amortization of
  $37,500 (2000) and $30,000 (1999)                                               162,500                        170,000
Other                                                                              54,709                         29,621
                                                                           ---------------            -------------------

Total Assets                                                                   $4,536,141                     $4,538,246
                                                                           ===============            ===================

Liabilities
Reserve for losses and loss adjustment expenses                                $1,350,978                     $1,258,463
Unearned premium                                                                  766,437                        846,982
Funds advanced under reinsurance contracts                                        318,393                        443,015
Accounts payable and accrued liabilities                                          321,694                        197,755
Capital lease obligations                                                           6,400                          6,953
                                                                           ---------------            -------------------
Total Liabilities                                                               2,763,902                      2,753,168
                                                                           ---------------            -------------------

Shareholders' Equity
Common stock ($1 par value; 10,000,000 shares authorized;
  503,384 shares issued and outstanding)                                          503,384                        503,384
Retained earnings                                                               1,276,146                      1,284,625
Accumulated other comprehensive income -
  Unrealized gains on securities available for sale,
  net of income taxes (benefit) of $(4,662) (2000) and $(2,000) (1999)            (7,291)                         (2,931)
                                                                           ---------------            -------------------
Total Shareholders' Equity                                                      1,772,239                      1,785,078
                                                                           ---------------            -------------------

Total Liabilities and Shareholders' Equity                                     $4,536,141                     $4,538,246
                                                                           ===============            ===================

See accompanying notes to financial statements.

STONEVILLE INSURANCE COMPANY AND SUBSIDIARIES
Consolidated Statements of Income
Three Months Ended March 31, 2000 and 1999

                                                                                            2000                       1999
                                                                                       ---------------            ---------------
Revenues
Net premiums earned (less ceded amount of
  approximately $262,000 (2000) and $54,706 (1999)                                           $492,171                   $305,537
Investment income                                                                              26,204                     25,407
Administrative and management fees                                                            439,342                    300,197
Other                                                                                                                     1,662
                                                                                       ---------------            ---------------

Total Revenues                                                                                957,717                    632,803
                                                                                       ---------------            ---------------

Expenses
Loss and loss adjustment expenses                                                             408,132                    222,769
Policy acquisition fees                                                                        39,903                     24,123
Program administration fees                                                                    66,303                     43,022
Regulatory fees                                                                                29,661                     17,238
General expenses                                                                              427,620                    346,621
                                                                                       ---------------            ---------------

Total Expenses                                                                                971,619                    653,773
                                                                                       ---------------            ---------------

Income before Income Taxes                                                                   (13,902)                    (20,970)

Provision (benefit) for income taxes                                                          (5,423)                     (8,179)
                                                                                       ---------------            ---------------

Net Loss                                                                                      (8,479)                    (12,791)

Other Comprehensive Income, net of income tax effect -
  Unrealized loss on investments in securities                                                 (4,360)                    (6,372)
                                                                                       ---------------            ---------------
Comprehensive Loss                                                                         $  (12,839)                $  (19,163)
                                                                                       ===============            ===============
Net Loss Per Share                                                                             ($0.02)                    ($0.03)
                                                                                       ===============            ===============

See accompanying notes to financial statements.

STONEVILLE INSURANCE COMPANY AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders' Equity
For Periods Indicated

                                                                                                  Accumulated
                                                                                                     Other            Total
                                                         Common Stock             Retained       Comprehensive    Shareholders'
                                                      -------------------------
                                                         Shares      Amount       Earnings           Income           Equity
                                                      ---------------------------------------------------------------------------
Balance at December 31, 1998                               503,384    $503,384      $1,388,334            $23,335     $1,915,053
  Net income (loss)                                                                   (103,709)                         (103,709)

  Net increase in unrealized appreciation of
   securities available for sale                                                                          (26,266)       (26,266)
                                                      ---------------------------------------------------------------------------

Balance at December 31, 1999                               503,384     503,384       1,284,625             (2,931)     1,785,078

  Net income (loss)                                                                    (8,479)                            (8,479)

  Net increase in unrealized appreciation of
   securities available for sale                                                                           (4,360)        (4,360)
                                                      ---------------------------------------------------------------------------

Balance at March 31, 2000                                  503,384    $503,384      $1,276,146            ($7,291)    $1,772,239
                                                      ===========================================================================

See accompanying notes to financial statements.

Consolidated Statements of Cash Flows
Three Months Ended March 31, 2000 and 1999

                                                                                            2000                       1999
                                                                                       ---------------            ---------------
Cash Flows From Operating Activities
Premiums collected                                                                           $491,484                   $412,626
Other income                                                                                  358,056                    130,701
Losses and loss adjustment expenses paid                                                     (145,270)                  (214,538)
General insurance and administrative expenses paid                                          (621,458)                  (318,551)
Investment income received                                                                     27,638                     18,928
Interest paid                                                                                   (346)                      (203)
                                                                                       ---------------            ---------------
Net Cash Provided by Operating Activities                                                     110,104                     28,963
                                                                                       ---------------            ---------------

Cash Flows From Investing Activities
Proceeds from sales and maturities of securities available-for-sale                               468
Purchase of intangible asset                                                                                           (150,000)
Capital expenditures                                                                          (8,365)                    (3,487)
                                                                                       ---------------            ---------------
Net Cash Provided by Investing Activities                                                     (7,897)                   (93,487)
                                                                                       ---------------            ---------------

Cash Flows From Financing Activities
Principal payments under capital lease obligations                                              (553)                       (132)
                                                                                       ---------------            ---------------
Net Cash Used in Financing Activities                                                          (553)                       (132)
                                                                                       ---------------            ---------------

Net Increase (Decrease) in Cash and
  Cash Equivalents                                                                           101,654                   (164,656)

Cash and Cash Equivalents at Beginning of Period                                            1,062,290                  1,222,322
                                                                                       ---------------            ---------------

Cash and Cash Equivalents at End of Period                                                 $1,163,944                 $1,057,666
                                                                                       ===============            ===============

See accompanying notes to financial statements.

Stoneville Insurance Company and Subsidiaries

Notes to Consolidated Financial Statements
Quarters Ended March 31, 2000 and 1999 (Unaudited)

1.          Basis of Presentation

            These interim consolidated financial statements have been prepared in accordance with the instructions to Form 10Q and do not include all of the information and note disclosures required by generally accepted accounting principles and must be read in conjunction with the 1999 annual statement.  The accompanying financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management, the accompanying interim unaudited financial statements contain all adjustments necessary to summarize fairly the statement of financial position and results of operations of the
            Company for the interim periods.

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

4.          Assets Pledged

            All of the $948,818 in securities available-for-sale and approximately $500,000 in cash is pledged collateral for letters of credit issued to an insurance carrier that the Company reinsures on a quota share basis.  A claim may be made against the letter of credit if the ceding insurer is unable to pay claims from premiums collected by it.

5.          Reserve for Losses and Loss Adjustment Expenses

            The reserve for losses and loss adjustment expenses ("LAE") is based upon case reserve reports received from ceding insurance companies and the company's own estimates.  Loss and LAE reserves also include estimates of incurred but not reported losses based on past experience modified for current trends and estimates of  expenses for investigating and settling claims.  It is the
            company's policy not to discount such reserves.   Management believes that the reserve for loss
            and LAE as of March 31, 2000 is adequate to cover ultimate gross cost of losses and LAE incurred through March 31, 2000.  The reserve is based on estimates of losses and LAE incurred and, therefore, the amount ultimately paid may be more or less than such estimates.

6.          Earnings (Loss) Per Share

            Earnings (loss) per common share is based on net income or (loss) and the weighted average number of shares outstanding during each interim period.  The number of shares used in computing earnings per share is 503,384 for the quarter ended March 31, 2000 and 1999.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations Financial Condition - March 31, 2000 Compared to December 31, 1999

        Total shareholders’ equity decreased by $12,839 or .7% from $1,785,078 at December 31, 1999 to $1,772,239 at March 31, 2000. This decrease was caused by a net loss from operations of $8,479 for the first three months of 2000 and an increase in unrealized loss on securities available-for-sale of $4,360.

Total assets decreased minimally by $2,105 or .05% at March 31, 2000 compared to December 31, 1999. Cash and investments increased a total of $88,533 during the three months ended March 31, 2000 as a result of the receipt of funds related to the assumption by the Company of certain insurance obligations of another Mississippi property and casualty company which surrendered its charter during the first quarter of 2000.

        Total liabilities increased by $10,734 or .4% at March 31, 2000 compared to December 31, 1999. This increase was due primarily to an increase in accounts payable and other accrued liabilities of $123, 939 related to the Company’s assumption of certain insurance liabilities of another Mississippi property and casualty carrier which surrendered its license in the first quarter of 2000. This was offset by a decrease of $80,545 in unearned premiums and a reduction of $124, 622 in funds advanced under certain reinsurance contracts. Reserve for losses and loss adjustment expenses increase by $92,515 as a result of the Company’s continuing analysis of the adequacy of insurance loss reserves.

Results of Operations - First Quarter, 2000 Compared to first Quarter, 1999

        The Company experienced a net loss of $8,479 during the first quarter of 2000 compared to net loss of $12,791 during the first quarter of 1999. This loss is due primarily to losses in the Company’s Arkansas claims administration subsidiary which began operations in early 1999. Stoneville Service Company provides claims services to third party self-funded workers’ compensation programs. The Company has recently acquired and continues to acquire additional customers which will significantly improve the net operating income of the Company. It is anticipated that this subsidiary will begin generating an operating profit during the second quarter of 2000.

        As a result of increased workers’ compensation premium written and assumed, earned premium during the first quarter of 1999 was $492,171 compared to $305,537 in 1998. Losses and loss adjustment expenses were $408,132 during the first quarter of 2000 compared to $222,769 in the same period in 1999. Other expenses directly associated with the Company’s insurance programs totaled $135,867 during the first quarter of 2000 compared to $84,383 in the first quarter of 1999. The increase in expenses directly related to insurance programs was due to increased business written in 2000.

The Company continues to concentrate on increasing administrative and claims servicing revenues. Revenue in the administrative and management service areas increase by $139,145 for the quarter ended March 31, 2000 compared to the same period in 1999. Investment income of the Company increased slightly from $25,407 in the first quarter of 1999 to $26,204 in the first quarter of 2000. This was expected due to the consistency of the amount of funds available for investment during the periods.

        General expenses increased $80,999 during the first quarter of 2000 compared to the same period in 1999. This increase is a result of the Company’s efforts to improve its ability to handle an increased volume of administrative services and to legal fees associated with the Company’s assumption of certain insurance obligations of another Mississippi property and casualty insurance company which surrendered its license in early 2000. The Company believes that significant additional administrative fee revenue will be generated as a result of this assumption

        The Company recorded an income tax benefit for the quarter ended March 31, 2000 in the amount of $4,360 compared to a tax benefit for the same quarter in 1999 of $6,372.

Liquidity and Capital Resources

        Due to the fact that workers’ compensation claims are paid over a long period of time, it is anticipated that cash flows from premiums collected will be sufficient to pay any insurance claims that arise during the remainder of 2000 and in the foreseeable future.

        As a workers’ compensation insurance carrier licensed in the State of Mississippi, the Company is subject to certain minimum capital and surplus requirements. In order to stay in compliance with these minimum requirements, the Company will be required to generate operating profits in 2000 or raise additional capital from other sources. The Company anticipates that its increased customer base will generate sufficient operating profits in 2000 to satisfy regulatory capital and surplus requirements. However, if such operating results are not attained, the Company will have to seek other sources of capital to allow it to maintain an adequate capital structure. The Company is not assured that such capital alternatives will be available if and when they are needed.

PART II: OTHER INFORMATION

Item 6  Exhibits and Report on Form 8-K

(a)  Ehibits

Exhibit 27;  Financial data schedule

(b)  A report on Form 8-K was filed January 28, 1999 and amended on
February 25, 1999 reporting the appointment of Deloitte & Touche to act as the
Company's independent accountants.

                         STONEVILLE INSURANCE COMPANY

Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                                                                                                    MISSISSIPPI PHYSICIANS INSURANCE
                             STONEVILLE INSURANCE COMPANY

                                                                                                                                                                                                COMPANY

                             By: /s/ Harry E. Vickery
                                 ---------------------------
                                 Harry E. Vickery, President

                                 DATE: May 15, 2000

                             By: /s/ Richard L. Eaton
                                ---------------------------
                                Richard L. Eaton, Chief Financial
                                Officer (Principal FinancialOfficer
                                and Principal Accounting Officer