Form 10QSB
period 2000-06-30
STONEVILLE INSURANCE CO
filed 2000-08-15
CIK 1036506

                    WASHINGTON, D.C. 20549

                           FORM 10-QSB

      --X-      Quarterly Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

      ----      Transition Report Pursuant to Section 13 or 15(d)
      ----      of the Securities Exchange Act of 1934

For Quarter Ending         June 30, 2000
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
              (Registrant’s telephone number, including area code)

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

503,384 Common Shares were outstanding  as of June 30, 2000 for financial statement purposes.

Transitional Small Business Disclosure format

YES                 NO
   -------             ---------

                                      STONEVILLE INSURANCE COMPANY

                                      Unaudited Quarterly Financial Statements

                                                                                                         Page

                                      Consolidated Balance Sheets
                                           June 30, 2000 and December 31, 1999                             3

                                      Consolidated Statements of Income
                                          Six Months Ended June 30, 2000 and 1999                          4

                                      Changes in Shareholders’ Equity                                      5
                                          Six Months Ended June 30, 2000

                                      Consolidated Statements of Cash Flows                                6
                                           Six Months Ended June 30, 2000 and 1999

                                      Notes To Consolidated Financial Statements                           7

                                      Management’s Discussion and Analysis                                 9

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STONEVILLE INSURANCE COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2000 and December 31, 1999

                                                                               June 30,                   December 31,
                                                                                 2000                         1999
                                                                            ---------------            -------------------
Assets
Investments:
Securities available-for-sale at fair value - amortized
   cost of $958,867 (2000) and $967,000 (1999)                                    $951,765                       $961,939
Short-term investments, at cost which approximates market                          351,692                        351,692
                                                                            ---------------            -------------------
Total Investments                                                                1,303,457                      1,313,631

Cash and Cash Equivalents                                                        1,395,927                      1,062,290
Premiums receivable                                                                503,282                        622,228
Accounts receivable                                                                294,769                        309,081
Refundable income taxes                                                             68,419                        211,063
Reinsurance recoverable                                                            556,986                        573,676
Equipment, net of accumulated depreciation of
  $83,000 (2000) and $59,000 (1999)                                                181,541                        183,807
Deferred tax assets                                                                198,356                         62,849
Intangible assets, net of accumulated amortization of
  $45,000 (2000) and $30,000 (1999)                                                155,000                        170,000
Other                                                                               65,098                         29,621
                                                                            ---------------            -------------------

Total Assets                                                                    $4,722,835                     $4,538,246
                                                                            ===============            ===================

Liabilities
Reserve for losses and loss adjustment expenses                                 $1,326,604                     $1,258,463
Unearned premium                                                                   663,411                        846,982
Funds advanced under reinsurance contracts                                         652,901                        443,015
Accounts payable and accrued liabilities                                           272,843                        197,755
Capital lease obligations                                                            6,400                          6,953
                                                                            ---------------            -------------------
Total Liabilities                                                                2,922,159                      2,753,168
                                                                            ---------------            -------------------

Shareholders’ Equity
Common stock ($1 par value; 10,000,000 shares authorized;
  503,384 shares issued and outstanding)                                           503,384                        503,384
Retained earnings                                                                1,299,732                      1,284,625
Accumulated other comprehensive income -
  Unrealized gains on securities available for sale,
  net of income taxes (benefit) of $(4,662) (2000) and $(2,000) (1999)              (2,440)                        (2,931)
                                                                            ---------------            -------------------
Total Shareholders’ Equity                                                       1,800,676                      1,785,078
                                                                            ---------------            -------------------

Total Liabilities and Shareholders’ Equity                                      $4,722,835                     $4,538,246
                                                                            ===============            ===================

See accompanying notes to financial statements.

STONEVILLE INSURANCE COMPANY AND SUBSIDIARIES
Consolidated Statements of Operations
Three Months and Six Months Ended June 30, 2000 and 1999
(Unaudited)
                                                                       Three Months Ended                   Six Months Ended
                                                                             June 30                             June 30
                                                                   ------------------------------     --------------------------
                                                                        2000           1999                2000          1999
                                                                   ------------------------------     --------------------------
Revenues
Net premiums earned (less ceded amount of approximately
   $364,840 and $626,405 in 2000 and $98,067 and
   $152,744 in 1999)                                                     $512,586       $534,540        1,004,757       769,932
Investment income                                                          30,691         23,821           56,895        49,229
Gain on sale of securities                                                      0          6,387                0         6,387
Administrative and management fees                                        476,268        198,873          835,608       569,215
Other                                                                     101,232         20,447          181,232        22,109
                                                                       ----------     ----------      -----------    -----------

Total Revenues                                                          1,120,777        784,068        2,078,492     1,416,872
                                                                       ----------     ----------      -----------    -----------

Expenses
Loss and loss adjustment expenses                                         358,334        437,298          766,466       660,068
Policy acquisition fees                                                    41,240         37,225           81,143        61,348
Program administration fees                                                82,234         75,262          148,535       118,284
Regulatory fees                                                            31,674         29,711           61,335        46,949
General expenses                                                          568,608        427,132          996,250       773,753
                                                                       ----------     ----------      -----------    -----------

Total Expenses                                                          1,082,090      1,006,628        2,053,729     1,660,402
                                                                       ----------     ----------      -----------    -----------

Income (Loss) before Income Taxes                                          38,687       (222,560)          24,763      (243,530)

Provision (benefit) for income taxes                                       15,081        (88,345)           9,658       (96,524)
                                                                       ----------     ----------      -----------    -----------

Net Income (Loss)                                                          23,606       (134,215)          15,105      (147,006)

Other Comprehensive Income, net of income tax effect -
  Unrealized gain (loss) on investments in securities                       4,851         (6,372)             493       (18,588)
                                                                       ----------     ----------      -----------    -----------
Comprehensive Income (Loss)                                                28,457       (140,587)          15,598      (165,594)
                                                                       ==========     ==========      ===========    ===========

Net Income (Loss) Per Share                                                 $0.05         ($0.27)           $0.03        ($0.29)
                                                                       ==========     ==========      ===========    ===========

See accompanying notes to financial statements.

STONEVILLE INSURANCE COMPANY AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
For Periods Indicated

                                                                                                  Accumulated
                                                                                                     Other            Total
                                                         Common Stock             Retained       Comprehensive    Shareholders’
                                                      -------------------------
                                                         Shares      Amount       Earnings           Income           Equity
                                                      ---------------------------------------------------------------------------
Balance at December 31, 1998                               503,384    $503,384      $1,388,334       $23,335          $1,915,053
  Net income (loss)                                                                   (103,709)                         (103,709)

  Net decrease in unrealized appreciation of
   securities available for sale                                                                     (26,266)            (26,266)
                                                      ---------------------------------------------------------------------------

Balance at December 31, 1999                               503,384    $503,384      $1,284,625       ($2,931)         $1,785,078

  Net income                                                                            15,105                            15,105

  Net increase in unrealized appreciation of
   securities available for sale                                                                         493                 493
                                                      ---------------------------------------------------------------------------

Balance at June 30, 2000                                   503,384    $503,384      $1,299,730       ($2,438)         $1,800,676
                                                      ===========================================================================

See accompanying notes to financial statements.

STONEVILLE INSURANCE COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2000 and 1999

                                                                                            2000                       1999
                                                                                       ---------------            ---------------
Cash Flows From Operating Activities
Premiums collected                                                                         $1,126,219                   $641,864
Other income                                                                                1,028,636                    289,750
Losses and loss adjustment expenses paid                                                     (438,342)                  (345,578)
General insurance and administrative expenses paid                                         (1,416,552)                  (883,860)
Investment income received                                                                     55,877                     54,688
Interest paid                                                                                    (500)                      (497)
                                                                                       ---------------            ---------------
Net Cash Provided by (Used by) Operating Activities                                           355,338                   (243,633)
                                                                                       ---------------            ---------------

Cash Flows From Investing Activities
Proceeds from sales and maturities of securities available-for-sale                               468                    478,104
Purchase of available-for-sale securities                                                                               (131,414)
Capital expenditures                                                                          (21,616)                  (211,541)
                                                                                       ---------------            ---------------
Net Cash Provided by (Used in) Investing Activities                                           (21,148)                   135,149
                                                                                       ---------------            ---------------

Cash Flows From Financing Activities
Principal payments under capital lease obligations                                               (553)                      (607)
                                                                                       ---------------            ---------------
Net Cash Used in Financing Activities                                                            (553)                      (607)
                                                                                       ---------------            ---------------

Net Increase (Decrease) in Cash and
  Cash Equivalents                                                                            333,637                   (109,091)

Cash and Cash Equivalents at Beginning of Period                                            1,062,290                  1,222,322
                                                                                       ---------------            ---------------

Cash and Cash Equivalents at End of Period                                                 $1,395,927                 $1,113,231
                                                                                       ===============            ===============

See accompanying notes to financial statements.

Stoneville Insurance Company and Subsidiaries

Notes to Consolidated Financial Statements
Quarters Ended June 30, 2000 and 1999 (Unaudited)

1.       Basis of Presentation

         These interim consolidated financial statements have been prepared in accordance with the instructions to Form 10Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America and must be read in conjunction with the 1999 annual statement.  The accompanying financial statements have not been audited by independent accountants in accordance with auditing standards generally accepted in the United States of America, but in the opinion of management, the accompanying interim unaudited financial statements contain all adjustments necessary to summarize fairly the statement of financial position and results of operations of the
         Company for the interim periods.

2.       Consolidation of Subsidiaries

         In January, 1999, the Company formed Stoneville Service Company, Inc., a Mississippi corporation owned entirely by Stoneville Insurance Company.  Stoneville Service Company, Inc. provides claims and risk control services primarily to Arkansas groups that are self-funded for workers’ compensation purposes.

         In May, 1999, the Company acquired all of the outstanding stock of American Colonial Insurance
         Company, an Arkansas property and casualty insurance company.  Immediately after the acquisition, the name was changed to Stoneville Insurance Company of Arkansas.  The  Company
         has begun to write small premium workers’ compensation insurance in Arkansas and will reinsure other workers’ compensation carriers on a limited risk basis.  The Company also plans to provide claims administration and program management services for these insurance programs through its
         Arkansas subsidiary.

         The accompanying financial statements present the  Company and its subsidiaries, Stoneville
         Service Company, Inc. and Stoneville Insurance Company of Arkansas, on a consolidated basis.
         All material inter-company profits, transactions and balances have been eliminated.

3.       Operations of the Company

         The Company was formed to become the successor to the Delta Agricultural and Industrial Trust, a Mississippi self-funded workers compensation trust.  The Company entered the workers compensation market in the first quarter of 1998 as a reinsurer and began direct writing of workers’
         compensation insurance in the fourth quarter of 1998. In July, 1998, the Company began providing claims and risk control services as well as program management services to the insurance programs being reinsured by the Company.  In January, 1999,  the Company began providing claims and risk control services to Arkansas self-funded workers’ compensation groups through its newly formed subsidiary, Stoneville Service Company, Inc.

         The Company also began duplicating its Mississippi workers’ compensation programs in Arkansas through Stoneville Insurance Company of Arkansas in the third quarter of 1999.

4.       Assets Pledged

         All of the $951,765 in securities available-for-sale and approximately $500,000 in cash is pledged collateral for letters of credit issued to an insurance carrier that the Company reinsures on a quota share basis.  A claim may be made against the letter of credit if the ceding insurer is unable to pay claims from premiums collected by it.

5.       Reserve for Losses and Loss Adjustment Expenses

         The reserve for losses and loss adjustment expenses (“LAE”) is based upon case reserve reports received from ceding insurance companies and the company’s own estimates.  Loss and LAE reserves also include estimates of incurred but not reported losses based on past experience modified for current trends and estimates of  expenses for investigating and settling claims.  It is the
         company’s policy not to discount such reserves.   Management believes that the reserve for loss and
         LAE as of June 30, 2000 is adequate to cover ultimate gross cost of losses and LAE incurred through June 30, 2000.  The reserve is based on estimates of losses and LAE incurred and, therefore, the amount ultimately paid may be more or less than such estimates.

6.       Earnings (Loss) Per Share

         Earnings (loss) per common share is based on net income or (loss) and the weighted average number of shares outstanding during each interim period.  The number of shares used in computing earnings per share is 503,384 for the periods ended June 30, 2000 and 1999.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations Financial Condition - June 30, 2000 Compared to December 31, 1999

         Total shareholders’ equity increased by $15,598 or .87% from $1,785,078 at December 31, 1999 to $1,800,676 at June 30, 2000. This increase was caused by a net income from operations of $15,105 for the first six months of 2000 and an increase in unrealized gain on securities available-for-sale of $493.

         Total assets increased by $184,589 or 4.0% at June 30, 2000 compared to December 31, 1999. Cash and investments increased a total of $333,637 during the six months ended June 30, 2000 due largely to an increase in the collection of premium and other income.

         Total liabilities increased by $168,991 or 6.1% at June 30, 2000 compared to December 31, 1999. This increase was due primarily to the collection of premium dollars on behalf of quota share reinsurers that were not due to be distributed until the third quarter of 2000.

Results of Operations

Second Quarter 2000 Compared to Second Quarter 1999

         The Company experienced a net income of $23,606 during the second quarter of 2000 compared to a net loss of $134,215 during the second quarter of 1999. The increase is due primarily to fees generated in connection with the assumption of the insurance obligations of another workers compensation carrier in early 2000. Total revenue increased $336,709 to $1,120,777 in the second quarter of 2000 compared to $784,068 in the same period in 1999.

         In the area of fee based services which the Company has emphasized over its risk taking activities during the last twelve months, administrative and management fees increased $277,395 to $476,268 in the second quarter of 2000 compared to $198,873 in the same period in 1999. The Company intends to continue its focus on this line of business for the foreseeable future.

         As a result of the Company’s decision in mid 1999 to reduce the amount of risk it retains on direct written insurance business, the Company’s net premiums earned began to decrease in the second quarter of 2000. Net premiums earned decreased from $534,540 in the second quarter of 1999 to $512,586 in the quarter ended June 30, 2000. Losses and loss adjustment expenses were $358,334 during the second six months of 2000 compared to $437,298 in the same period in 1999. Other expenses directly associated with the Company’s insurance programs totaled $155,148 during the second quarter of 2000 compared to $142,198 in the second quarter of 1999. The Company plans to continue its policy of retaining as little risk as possible on any direct insurance business it writes.

         Investment income of the Company increased from $23,821 in the second quarter of 1999 to $30,691 in the second quarter of 2000. This increase is a result of having more cash available for investment in the second quarter of 2000 compared to 1999 due to increased collections of fee based income.

         General expenses increased from $427,132 in the second quarter of 1999 to $568,608 in 2000. This increase is due primarily to the costs associated with the growth of the claims administration operation.

         The Company recorded an income tax provision for the quarter ended June 30, 2000 in the amount of $15,081 compared to a tax benefit for the same quarter in 1999 of $88,345.

Six Months Ended June 30, 2000 Compared to June 30, 1999

         The Company experienced a net income of $15,105 during the first six months of 2000 compared to a net loss of $147,006 during the same period in 1999. The increase is due primarily to other income generated in connection with the assumption of the insurance obligations of another workers compensation carrier in early 2000. Total revenue increased $661,620 to $2,078,492 in the first six months of 2000 compared to $1,416,872 in the same period in 1999.

         Administrative and management fees increased $266,393 to $835,608 in the first six months of 2000 compared to $569,215 in the same period in 1999.

         Net premiums earned increased from $769,932 in the first six months of 1999 to $1,004,757 in the same period of 2000. Losses and loss adjustment expenses were $766,466 during the six months end June 30, 2000 compared to $660,068 in the same period in 1999. Other expenses directly associated with the Company’s insurance programs totaled $291,013 during the first six months of 2000 compared to $226,581 in the first six months of 1999.

         Investment income of the Company increased from $49,229 in the first six months of 1999 to $56,895 during the six months ended June 30, 2000. This increase is a result of having more cash available for investment in 2000 compared to 1999 due to increased collections of fee based income.

         General expenses increased from $773,753 during the first six months of 1999 compared to $996,250 in 2000. This increase is due primarily to the costs associated with the growth of the claims administration operation.

         The Company recorded an income tax provision for the six months ended June 30, 2000 in the amount of $90,658 compared to a tax benefit for the same period in 1999 of $147,006.

PART II: OTHER INFORMATION

Item 6  Exhibits and Report on Form 8-K

(a)  Exhibits

Exhibit 27;  Financial data schedule

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

                                 DATE: August 14, 2000

                             By: /s/ Richard L. Eaton
                                ---------------------------
                                Richard L. Eaton, Chief Financial
                                Officer (Principal Financial Officer
                                and Principal Accounting Officer