Form 10QSB
period 2000-09-30
STONEVILLE INSURANCE CO
filed 2000-11-14
CIK 1036506

                    WASHINGTON, D.C. 20549

                           FORM 10-QSB

      --X-      Quarterly Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

      ----      Transition Report Pursuant to Section 13 or 15(d)
      ----      of the Securities Exchange Act of 1934

For Quarter Ending         September 30, 2000
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

503,384 Common Shares were outstanding  as of September 30, 2000 for financial statement purposes.

Transitional Small Business Disclosure format

YES                 NO
   -------             ---------

                                      STONEVILLE INSURANCE COMPANY

                                      Unaudited Quarterly Financial Statements

                                                                                                         Page

                                      Consolidated Balance Sheets
                                           September 30, 2000 and December 31, 1999                        3

                                      Consolidated Statements of Income
                                          Six Months Ended September 30, 2000 and 1999                     4

                                      Changes in Shareholders’ Equity                                 5
                                          Six Months Ended September 30, 2000

                                      Consolidated Statements of Cash Flows                                6
                                           Six Months Ended September 30, 2000 and 1999

                                      Notes To Consolidated Financial Statements                           7

                                      Management’s Discussion and Analysis                            9

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STONEVILLE INSURANCE COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2000 and December 31, 1999

                                                                      September 30,               December 31,
                                                                            2000                      1999
                                                                     ---------------              ------------
Assets
Investments:
Securities available-for-sale at
fair value - amortized
 cost of $922,718 (2000) and $967,000 (1999)                             $922,825                    $961,939
Short-term investments, at cost which approximates market                 351,692                     351,692
                                                                        ---------                   ---------
Total Investments                                                       1,274,517                   1,313,631

Cash and Cash Equivalents                                               1,090,801                   1,062,290
Premiums receivable                                                       929,457                     622,228
Accounts receivable                                                       548,218                     309,081
Refundable income taxes                                                   171,505                     211,063
Reinsurance recoverable                                                   484,413                     573,676
Equipment, net of accumulated depreciation of
  $95,000 (2000) and $59,000 (1999)                                       178,002                     183,807
Deferred tax assets                                                        11,104                      62,849
Intangible assets, net of accumulated amortization of
  $52,500 (2000) and $30,000 (1999)                                       147,500                     170,000
Other                                                                     102,616                      29,621
                                                                        ---------                   ---------
Total Assets                                                           $4,938,133                  $4,538,246
                                                                        ---------                   ---------
                                                                        ---------                   ---------
Liabilities
Reserve for losses and loss adjustment expenses                        $1,414,533                  $1,258,463
Unearned premium                                                        1,245,917                     846,982
Funds advanced under reinsurance contracts                                158,843                     443,015
Accounts payable and accrued liabilities                                  245,671                     197,755
Capital lease obligations                                                   4,115                       6,953
                                                                        ---------                   ---------
Total Liabilities                                                       3,069,079                   2,753,168
                                                                        ---------                   ---------

Shareholders’ Equity
Common stock ($1 par value; 10,000,000 shares authorized;
  503,384 shares issued and outstanding)                                  503,384                     503,384
Retained earnings                                                       1,365,563                   1,284,625
Accumulated other comprehensive income -
  Unrealized gains (losses) on securities available for sale,
  net of income taxes (benefit) of ($0) (2000) and ($2,000) (1999)            107                      (2,931)
                                                                        ---------                   ---------
Total Shareholders’ Equity                                         1,869,054                   1,785,078
                                                                        ---------                   ---------

Total Liabilities and Shareholders’ Equity                        $4,938,133                  $4,538,246
                                                                        ---------                   ---------
                                                                        ---------                   ---------

See accompanying notes to financial statements.

STONEVILLE INSURANCE COMPANY AND SUBSIDIARIES
Consolidated Statements of Operations
Three Months and Nine Months Ended September 30, 2000 and 1999
(Unaudited)

                                                Three Months Ended                           Nine Months Ended
                                                   September 30                                 September 30
                                               ---------------------                       ---------------------
                                               2000             1999                       2000             1999
                                               ---------------------                       ---------------------
Revenues
Net premiums earned (less ceded
   amount of approximately $294,715 and
   $921,120 in 2000 and $151,926 and
   $304,700 in 1999)                         $500,887         $480,345                  1,505,644        1,250,277
Investment income                              38,526           23,852                     95,423           73,392
Gain on sale of securities                          0                0                          0            6,387
Administrative and management fees            559,372          342,117                  1,394,980          911,332
Other                                          47,345                0                    228,577           22,109
                                           ----------        ---------                 ----------       ----------

Total Revenues                              1,146,130          846,314                  3,224,624        2,263,497
                                           ----------        ---------                 ----------       ----------

Expenses
Loss and loss adjustment expenses             417,282          378,348                  1,183,749        1,038,415
Policy acquisition fees                        35,289           57,673                    116,431          119,021
Program administration fees                   110,261           59,961                    258,796          178,245
Regulatory fees                                32,987           28,278                     94,322           75,227
General expenses                              442,393          414,218                  1,438,643        1,187,975
                                           ----------        ---------                 ----------       ----------

Total Expenses                              1,038,212          938,478                  3,091,941        2,598,883
                                           ----------        ---------                 ----------       ----------

Income (Loss) before Income Taxes             107,918          (92,164)                   132,683         (335,386)

Provision (benefit) for income taxes           42,087          (34,823)                    51,745         (131,347)
                                           ----------        ---------                 ----------       ----------

Net Income (Loss)                              65,831          (57,341)                    80,938         (204,039)

Other Comprehensive Income, net
   of income tax effect -
   Unrealized gain (loss) on
     investments in securities                  2,547           (2,337)                     3,038          (16,925
  Reclassification of gains
     included in net income                         0                0                          0           (4,000)
                                           ----------        ---------                 ----------       ----------

Comprehensive Income (Loss)                    68,378          (59,678)                    83,976         (224,964)
                                           ----------        ---------                 ----------       ----------

Net Income (Loss) Per Share                     $0.13           $(0.11)                     $0.16           $(0.41)
                                           ----------        ---------                 ----------       ----------
                                           ----------        ---------                 ----------       ----------

See accompanying notes to financial statements.

STONEVILLE INSURANCE COMPANY AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
For Periods Indicated

                                                                                             Accumulated
                                                                                               Other           Total
                                                       Common Stock            Retained    Comprehensive   Shareholders’
                                                  Shares          Amount       Earnings        Income          Equity
Balance at December 31, 1998                     503,384           $503,384   $1,388,334       $23,335      $1,915,053
  Net loss                                                                      (103,709)                     (103,709)

  Net decrease in unrealized appreciation of
   securities available for sale                                                               (26,266)        (26,266)

Balance at December 31, 1999                     503,384           $503,384   $1,284,625       ($2,931)     $1,785,078

  Net income                                                                      80,938                        80,938

  Net increase in unrealized appreciation of
   securities available for sale                                                                 3,038           3,038

Balance at September 30, 2000                    503,384           $503,384   $1,365,563          $107      $1,869,054

See accompanying notes to financial statements.

STONEVILLE INSURANCE COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2000 and 1999

                                                              2000              1999
                                                         -----------         ----------
Cash Flows From Operating Activities
Premiums collected                                       $1,723,855          $1,013,468
Administrative and other income received                  1,152,154             780,985
Losses and loss adjustment expenses paid                   (758,299)           (729,989)
General insurance and administrative expenses paid       (2,228,370)         (1,481,556)
Income tax refund received                                   37,417              31,351
Investment income received                                   91,265              76,212
Interest paid                                                  (711)               (685)
                                                         -----------         ----------
Net Cash Provided by (Used by) Operating Activities          17,311            (310,214)
                                                         -----------         ----------

Cash Flows From Investing Activities
Proceeds from sales and maturities of securities
   available-for-sale                                        44,482             478,104
Purchase of available-for-sale securities                                      (246,394)
Capital expenditures                                        (30,444)           (212,127)
                                                         -----------         ----------
Net Cash Provided by (Used in) Investing Activities          14,038              19,583
                                                         -----------         ----------

Cash Flows From Financing Activities
Principal payments under capital lease obligations           (2,838)               (862)
                                                         -----------         ----------
Net Cash Used in Financing Activities                        (2,838)               (862)
                                                         -----------         ----------

Net Increase (Decrease) in Cash and
  Cash Equivalents                                           28,511            (291,493)

Cash and Cash Equivalents at Beginning of Period          1,062,290           1,222,322
                                                         -----------         ----------

Cash and Cash Equivalents at End of Period               $1,090,801            $930,829
                                                         -----------         ----------
                                                         -----------         ----------

See accompanying notes to financial statements.

Stoneville Insurance Company and Subsidiaries

Notes to Consolidated Financial Statements
Quarters Ended September 30, 2000 and 1999 (Unaudited)

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
         Immediately after the acquisition, the name was changed to Stoneville Insurance
         Company of Arkansas. The Company writes small premium workers’ compensation insurance in Arkansas and reinsures other workers’ compensation carriers on a limited risk basis. The Company also provides claims administration and program management services for these insurance programs through its Arkansas subsidiary.

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

4.       Assets Pledged

         All of the $922,825 in securities available-for-sale and approximately $500,000 in cash is pledged collateral for letters of credit issued to an insurance carrier that the Company reinsures on a quota share basis. A claim may be made against the letter of credit if the ceding insurer is unable to pay claims from premiums collected by it.

5.       Reserve for Losses and Loss Adjustment Expenses

         The reserve for losses and loss adjustment expenses ("LAE") is based upon case reserve reports received from ceding insurance companies and the company’s own estimates. Loss and LAE reserves also include estimates of incurred but not reported losses based on past experience modified for current trends and estimates of expenses for investigating and settling claims. It is the company’s policy not to discount such reserves. Management believes that the reserve for loss and LAE as of September 30, 2000 is adequate to cover ultimate gross cost of losses and LAE incurred through September 30, 2000. The reserve is based on estimates of losses and LAE incurred and, therefore, the amount ultimately paid may be more or less than such estimates.

6.       Earnings (Loss) Per Share

         Earnings (loss) per common share is based on net income or (loss) and the weighted average number of shares outstanding during each interim period. The number of shares used in computing earnings per share is 503,384 for the quarter ended
         September 30, 2000 and 1999.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition - September 30, 2000 Compared to December 31, 1999

         Total shareholders’ equity increased by $83,976 or 4.7% from $1,785,078 at December 31, 1999 to $1,869,054 at September 30, 2000. This increase in total shareholders’ equity resulted from net income from operations of $80,938 for the first nine months of 2000 and an unrealized gain on securities available-for-sale of $3,038.

         Total assets increased by $961,491 or 21.2% to $4,938,133 at September 30, 2000 from $4,538,246 at December 31, 1999. This increase in total assets was due to an increase in accounts receivable of $239,137, most of which were collected early in the fourth quarter of 2000. Premium receivable increased by $307,229 due primarily to an increase in written premium for customers choosing a deferred payment option. Reinsurance recoverable increased by $472,341, reflecting an increase in ceded insurance liabilities. Cash and investments decreased a total of $10,603 during the nine months ended September 30, 2000.

         Total liabilities increased by $877,515 or 31.9% to $3,630,683 at September 30, 2000 from $2,753,168 at December 31, 1999. This increase in total liabilities was due primarily to an increase of insurance liabilities to include amounts ceded to reinsurers of $472,341. There was a corresponding increase in reinsurance recoverable which resulted in no net change in the Company’s shareholders’ equity at September 30, 2000 compared to December 31, 1999. Liabilities also increased by $398,935 as a result of an increase in unearned premium which was due to an increase in written and assumed insurance premiums during the first nine months of 2000.

Results of Operations

Third Quarter 2000 Compared to Third Quarter 1999

         The Company experienced a net income of $65,831 during the third quarter of 2000 compared to a net loss of $57,341 during the third quarter of 1999. This increase in net income was due primarily to fees generated in connection with the assumption of the insurance obligations of another workers compensation carrier in early 2000 and to increased fee-based revenue. Total revenue increased by $299,816 to $1,146,130 in the third quarter of 2000 compared to $846,314 in the same period in 1999.

         In the area of fee based services, which the Company has emphasized over its risk taking activities during the last twelve months, administrative and management fees increased by $217,255 to $559,372 in the third quarter of 2000 compared to $342,117 in the same period in 1999. The Company intends to continue to focus on this line of business for the foreseeable future.

         As a result of the Company’s decision in mid 1999 to reduce the amount of risk it retains on direct written insurance business, the Company’s net premiums earned as a percentage of direct business written has declined. However, due to increased volume, net premiums earned increased from $480,345 in the third quarter of 1999 to $500,887 in the third quarter of 2000. Losses and loss adjustment expenses were $417,282 during the third quarter of 2000 compared to $378,348 in the same period in 1999. Other expenses directly associated with the Company’s insurance programs totaled $178,537 during the third quarter of 2000 compared to $145,912 in the third quarter of 1999. The Company plans to continue its policy of retaining the smallest amount of risk possible on any direct insurance business it writes.

         Investment income of the Company increased from $23,852 in the third quarter of 1999 to $38,526 in the third quarter of 2000. The increase in cash available for investment in the third quarter of 2000 compared to the third quarter of 1999 was due to increased collections of fee-based income.

         General expenses increased from $414,218 in the third quarter of 1999 to $442,393 in the third quarter of 2000. This increase in general expenses was due primarily to the costs associated with the growth of the Company’s claims administration operation.

         The Company recorded an income tax provision for the quarter ended September 30, 2000 in the amount of $42,087 compared to a tax benefit for the same quarter in 1999 of $34,823.

Nine Months Ended September 30, 2000 Compared to September 30, 1999

         The Company experienced a net income of $80,938 during the first nine months of 2000 compared to a net loss of $204,039 during the same period in 1999. The increase in net income was due primarily to income generated in connection with the assumption of the insurance obligations of another workers compensation carrier in early 2000 and an increase in the company’s fee based income. Total revenue increased by $961,127 to $3,224,624 in the first nine months of 2000 compared to $2,263,497 in the same period in 1999.

         Administrative and management fees increased $483,648 to $1,394,980 in the first nine months of 2000 compared to $911,332 in the same period in 1999.

         Net premiums earned increased from $1,250,277 in the first nine months of 1999 to $1,505,644 in the same period of 2000. Losses and loss adjustment expenses were $1,183,749 during the nine months of 2000 compared to $1,038,415 in the same period in 1999. Other expenses directly associated with the Company’s insurance programs totaled $469,549 during the first nine months of 2000 compared to $372,493 in the first nine months of 1999.

         Investment income of the Company increased from $73,392 in the first nine months of 1999 to $95,423 in the first nine months of 2000. The increase in cash available for investment in 2000 compared to 1999 was due to increased collections of fee-based income.

         General expenses increased from $1,187,975 during the first nine months of 1999 compared to $1,438,643 in the first nine months of 2000. This increase in general expenses was due primarily to the costs associated with the growth of the Company’s claims administration operations.

         The Company recorded an income tax provision for the nine months ended September 30, 2000 in the amount of $51,745 compared to a tax benefit for the same period in 1999 of $131,347.

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

                                 DATE: November 14, 2000

                             By: /s/ Richard L. Eaton
                                ---------------------------
                                Richard L. Eaton, Chief Financial
                                Officer (Principal Financial Officer
                                and Principal Accounting Officer