Form 10QSB/A
period 2000-09-30
STONEVILLE INSURANCE CO
filed 2000-11-28
CIK 1036506

                    WASHINGTON, D.C. 20549

                AMENDMENT NO. 1 TO FORM 10-QSB

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

                                      STONEVILLE INSURANCE COMPANY

EXPLANATORY NOTE

Amendment No. 1 is being filed solely to correct the following:
     (1) The second and third paragraphs of Item 2 were based on an earlier draft of the  balance  sheet and were not  updated  to  reflect  changes  in  reinsurance recoverable  and loan  losses  and loan  adjustment  expenses  made in the final balance sheet.  These  changes  had  corresponding  effects on total  assets and total liabilities, but did not affect shareholders' equity.

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

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition - September 30, 2000 Compared to December 31, 1999

         Total shareholders' equity increased by $83,976 or 4.7% from $1,785,078 at December 31, 1999 to $1,869,054 at September 30, 2000. This increase in total shareholders' equity resulted from net income from operations of $80,938 for the first nine months of 2000 and an unrealized gain on securities available-for-sale of $3,038.

         Total assets increased by $399,887 or 8.8% at September 30, 2000 compared to December 31, 1999. This increase was due to an increase in accounts receivable of $239,137, most of which were collected early in the fourth quarter of 2000. Premium receivable increased by $307,229 due primarily to an increase in written premium for customers choosing a deferred payment option. Cash and investments decreased a total of $10,603 during the nine months ended September 30, 2000. Reinsurance recoverable decreased by $89,263, during the first nine months of 2000 compared to December 31, 1999. Deferred tax assets decreased by $51,745 as a result of net operating income during the nine months ended September 30, 2000.

         Total liabilities increased by $315,911 or 11.5% at September 30, 2000 compared to December 31, 1999. This increase was due primarily to an increase in reserve for losses and loss adjustment expenses of $156,070 and an increase in unearned premium of $398,935. Both of these liabilities increased as a result of increased premium written and assumed during the first nine months of 2000. Funds advanced under reinsurance contracts decreased by $284,172 as a result of the payment of certain reinsurance obligations.

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

                                                                                                                                                                                    MISSISSIPPI PHYSICIANS INSURANCE
                             STONEVILLE INSURANCE COMPANY

                                                                                                                                                                                                COMPANY

                             By:
                                 ------------------------------------
                                 Harry E. Vickery, President

                                 DATE: November 28, 2000

                             By:
                                -------------------------------------
                                Richard L. Eaton, Chief Financial
                                Officer (Principal Financial Officer
                                and Principal Accounting Officer